Form 10-Q
period 1998-06-30
LANDCARE USA INC
filed 1998-08-14
CIK 1057949

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                        Commission File Number 1-14089


                              LANDCARE USA, INC.
            (Exact name of Registrant as Specified in its Charter)


                       DELAWARE                       76-0562801
             (State or other jurisdiction          (I.R.S. Employer
          of incorporation or organization)     Identification Number)





                 THREE RIVERWAY, SUITE 630
                       HOUSTON, TEXAS                    77056
          (Address of Principal Executive Offices)     (Zip Code)

      Registrant's telephone number, including area code: (713) 965-0336


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


 Number of shares of common stock outstanding at August 13, 1998: 16,186,413

                               LANDCARE USA, INC.
                               INDEX TO FORM 10-Q
                      For the Quarter Ended June 30, 1998



Part I   -  Financial Information
     Item 1   -   Financial Statements
          General Information....................................     3
          Historical Consolidated Balance Sheets  -  Unaudited
                  LandCARE USA, Inc. as of June 30, 1998 and
                  December 31, 1997..............................     5
          Unaudited Statements of Operations - LandCARE USA, Inc.
                  Historical Consolidated for the Three Months
                  and Six Months ended June 30, 1998 and 1997
                  and Pro Forma Combined for the Three Months
                  and Six Months ended June 30, 1998 and 1997....     6
          Unaudited Consolidated Statement of Changes in
                  Stockholders' Equity  -  LandCARE USA, Inc.
                  for the six month period ended June 30,
                  1998...........................................     8
          Unaudited Historical Consolidated Statements of Cash
                  Flows  -  LandCARE USA, Inc. for the Six
                  Months ended June 30, 1998 and 1997............     9
          Notes to the Consolidated and Combined Financial
          Statements.............................................    10
     Item 2  -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..    16
Part II  -  Other Information
     Item 1 -  Legal Proceedings.................................    22
     Item 2  -  Recent Sales of Unregistered Securities..........    22
     Item 6  -  Exhibits and Reports on Form 8-K.................    22
     Signature...................................................    23

                               LANDCARE USA, INC.

                         PART I - FINANCIAL INFORMATION


      ITEM 1.  FINANCIAL STATEMENTS

      GENERAL INFORMATION

            LandCARE USA, Inc., a Delaware corporation, ("LandCARE" or the "Company"), was founded in 1997 to be a national provider of comprehensive landscape and tree services to the commercial and institutional markets and to pursue the consolidation of the highly fragmented landscape and tree service industry. On June 9, 1998, LandCARE completed its initial public offering (the "IPO") of 5,000,000 shares of its common stock, par value $.01 per share (the "Common Stock"). Simultaneous with the completion of the IPO, LandCARE acquired: Trees, Inc. ("Trees"), Four Seasons Landscape and Maintenance, Inc. ("Four Seasons"), Southern Tree & Landscape Co., Inc. ("Southern Tree"), D.R. Church Landscape Co., Inc. ("Church"), Ground Control Landscaping, Inc. ("Ground Control"), Arteka Corporation ("Arteka"), and Desert Care Landscaping, Inc. ("Desert Care"), (collectively referred to herein as the "Founding Companies") for $19.9 million in cash and 5,162,645 shares of Common Stock (the "Mergers"). In connection with the IPO, the Company granted the underwriters an option to acquire up to 750,000 additional shares of Common Stock at $8.00 per share to cover over-allotments. On June 29, 1998, the underwriters exercised such over-allotment option in part, electing to acquire 659,900 shares of Common Stock. The Company intends to continue to acquire additional companies, through merger or purchase, to expand its national operations.

            Prior to the acquisition of the Founding Companies, LandCARE had not conducted any revenue generating activities of its own. For the period from inception through June 9, 1998, all of LandCARE'S activity was related to the completion of the IPO and the Mergers. LandCARE's expenditures from the date of inception through the completion of the IPO were advanced by Notre Capital Ventures II, L.L.C. ("Notre"). In exchange, Notre received 1,565,158 shares of LandCARE'S Common Stock, of which 1,296,408 shares were exchanged for 1,296,408 shares of LandCARE'S Restricted Voting Common Stock.

            Operating results for interim periods are not necessarily indicative of the results for a full year. The financial statements included herein should be read in conjunction with the Unaudited Pro Forma Combined Financial Statements of the Company and the related notes thereto, the Financial Statements of the Company and the related notes thereto, the Financial Statements of LandCARE, Trees, Four Seasons, Southern Tree, Church, Ground Control, Arteka, and Desert Care and related notes thereto, and management's discussion and analysis of financial condition and results of operations related thereto, all of which are included in the Company's Registration Statement on Form S-1 (No. 333-48215), as amended (the "Registration Statement"), filed with the United States Securities and Exchange Commission in connection with the IPO.

            For financial statement purposes, Trees, one of the Founding Companies, has been identified as the accounting acquirer. Accordingly, the historical financial information included herein represents the information of Trees prior to the IPO and the Mergers and the consolidated results of the Company subsequent to the IPO and the Mergers. The Mergers were accounted for using the purchase method of accounting. The allocations of the purchase price to the assets acquired and the liabilities assumed from the Founding Companies have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

     The combined pro forma financial information for the three- and six-month periods ended June 30, 1998 and 1997 includes the results of LandCARE combined with the Founding Companies as if the Mergers had occurred at the beginning of the periods. The pro forma financial information includes the effects of (i) the IPO, (ii) the Mergers, (iii) certain reductions in salaries and benefits to the former owners of the Founding Companies to which they agreed prospectively, (iv) certain reductions in lease expense paid to the former owners of the Founding Companies to which they agreed prospectively, (v) elimination of non-recurring, non-cash compensation charges related to shares of Common Stock issued to management, (vi) amortization of goodwill resulting from the Mergers, (vii) decreases in interest expense resulting from the repayment of substantially all the Founding Companies' outstanding debt, and (viii) adjustments to the provisions for federal and state income taxes.

                               LANDCARE USA, INC.
                     HISTORICAL CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                JUNE 30, 1998  DECEMBER 31, 1997
                                                -------------  -----------------
                                                 (Unaudited)
                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ....................  $ 1,231           $ 2,899
   Accounts receivable, net .....................   23,218             6,893
   Inventories ..................................    2,788              --
   Deferred tax assets ..........................     --                 743
   Other current assets .........................    1,644               465
                                                   -------           -------
      Total current assets ......................   28,881            11,000
PROPERTY AND EQUIPMENT, net .....................   20,590             9,020
GOODWILL, net ...................................   49,417              --
OTHER ASSETS ....................................      712               339
                                                   -------           -------
      Total assets ..............................  $99,600           $20,359
                                                   =======           =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses ........  $12,902           $ 5,527
   Payable to related party .....................     --               2,424
   Current maturities of long-term debt .........       25               335
   Deferred tax liability .......................    1,043              --
   Other current liabilities ....................      237               193
                                                   -------           -------
      Total current liabilities .................   14,207             8,479
LONG-TERM DEBT, net .............................      170               484
OTHER LONG-TERM LIABILITIES .....................      584               515
DEFERRED TAX LIABILITY ..........................    2,795             1,813
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized; none issued and
     outstanding ................................     --                --
   Common stock, $.01 par value, 100,000,000
     shares authorized; 13,381,943 and 1,863,137
     shares issued and outstanding, at June 30,
     1998 and December 31, 1997, respectively ...      134                19
   Additional paid-in capital ...................   79,937               689
   Retained earnings ............................    1,773             8,360
                                                   -------           -------
      Total stockholders' equity ................   81,844             9,068
                                                   -------           -------
      Total liabilities and stockholders' equity   $99,600           $20,359
                                                   =======           =======

The accompanying notes are an integral part of these consolidated financial statements.

                               LANDCARE USA, INC.
              UNAUDITED HISTORICAL CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                           Three Months Ended        Six Months Ended
                                                June 30                  June 30
                                         -----------------------   ---------------------
                                            1998        1997         1998        1997
                                         -----------  ----------   ----------  ---------
REVENUES ...............................   $ 23,164    $ 11,918    $ 37,004    $ 23,239

COST OF SERVICES .......................     18,504      10,257      30,862      20,159
                                           --------    --------    --------    --------
Gross profit ...........................      4,660       1,661       6,142       3,080

SELLING,  GENERAL  AND  ADMINISTRATIVE
EXPENSES ...............................      2,820         780       3,538       1,944
                                           --------    --------    --------    --------
Income from operations .................      1,840         881       2,604       1,136
OTHER INCOME (EXPENSE):
Interest expense .......................       (121)        (67)       (185)       (138)

Other income, net ......................         74         584         100         635
                                           --------    --------    --------    --------
INCOME BEFORE INCOME TAXES .............      1,793       1,398       2,519       1,633

INCOME TAX PROVISION ...................        803         536       1,080         626
                                           --------    --------    --------    --------


NET INCOME .............................   $    990    $    862    $  1,439    $  1,007
                                           ========    ========    ========    ========

NET INCOME PER SHARE:
BASIC ..................................   $   0.19    $   0.46    $   0.41    $   0.54
DILUTED ................................   $   0.19    $   0.46    $   0.41    $   0.54


WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC ..................................      5,100       1,863       3,490       1,863
DILUTED ................................      5,112       1,863       3,503       1,863

The accompanying notes are an integral part of these consolidated financial statements.

                               LANDCARE USA, INC.
             UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                        Three Months Ended     Six Months Ended
                                             June 30               June 30
                                       -------------------   -------------------
                                         1998        1997      1998        1997
                                       --------    -------   --------    -------


REVENUES ...........................   $ 38,288    $30,595   $ 64,928    $54,127

COST OF SERVICES ...................   $ 29,658    $24,382   $ 51,688    $43,360
                                       --------    -------   --------    -------
Gross profit .......................   $  8,630    $ 6,213   $ 13,240    $10,767

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES ...........................      5,206      3,638      9,021      7,213
                                       --------    -------   --------    -------
Income from operations .............      3,424      2,575      4,219      3,554
OTHER INCOME (EXPENSE):
Interest expense ...................         (3)      --           (3)      --

Other income, net ..................        104        722        160        787
                                       --------    -------   --------    -------
INCOME BEFORE INCOME TAXES .........      3,525      3,297      4,376      4,341

INCOME TAX PROVISION ...............      1,586      1,483      1,967      1,953
                                       --------    -------   --------    -------

NET INCOME .........................   $  1,939    $ 1,814   $  2,409    $ 2,388
                                       ========    =======   ========    =======

NET INCOME PER SHARE:
BASIC ..............................   $   0.15    $  0.14   $   0.19    $  0.19
DILUTED ............................   $   0.15    $  0.14   $   0.19    $  0.19


WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC ..............................     12,737     12,737     12,729     12,729
DILUTED ............................     12,749     12,737     12,742     12,729


The accompanying notes are an integral part of these combined financial statements.

                               LANDCARE USA, INC.
         UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                        COMMON STOCK     Additional              Total
                                        ------------      Paid-In    Retained  Stockholders'
                                      SHARES     AMOUNT   CAPITAL    EARNINGS    EQUITY
                                      ------     ------   -------    --------    ------
BALANCE, December 31, 1997 ......   1,863,137   $    19   $   689   $  8,360    $  9,068
   Issuance of shares to
   Notre ........................   1,565,158        16    11,253        --       11,269
   Issuance of management,
   consultant and director
   shares .......................     994,240        10     7,149        --        7,159
   Acquisition of Founding
   Companies and LandCARE .......   3,299,508        33    23,721        --       23,754
   IPO, net of offering costs ...   5,659,900        56    37,125        --       37,181
   Distribution to
   stockholders .................        --        --        --       (8,026)     (8,026)

   Net income ...................        --        --        --        1,439       1,439
                                   ----------   -------   -------   --------    --------

BALANCE, June 30, 1998 .......... 13,381,943    $   134   $79,937   $  1,773   $  81,844
                                   ==========   =======   =======   ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                               LANDCARE USA, INC.
              UNAUDITED HISTORICAL CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                             Six Months Ended
                                                                 June 30
                                                           --------------------
                                                             1998         1997
                                                           --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income .........................................    $  1,439     $ 1,007
   Adjustments to reconcile net income to net
     cash provided by operating activities --
      Depreciation and amortization ...................       1,452         555
      Gain on sale of equipment .......................        --           (88)
      Deferred income tax provision ...................         993        --
      Changes in assets and liabilities --
         Accounts receivable, net .....................      (1,332)     (1,054)
         Other current assets .........................        (361)        (28)
         Other assets and other liabilities ...........        (394)        (53)

         Accounts payable and accrued expenses ........      (2,568)     (1,096)
                                                           --------     -------

            Net cash used in operating activities .....        (771)       (757)
                                                           --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of property and equipment ......        --            91
   Purchases of property and equipment ................      (3,501)       (369)
   Cash paid for  Founding  Companies,  net of
   cash acquired ......................................     (11,795)       --
                                                           --------     -------

            Net cash used in investing activities .....     (15,296)       (278)
                                                           --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt issuance costs ................................        (275)       --
   Payments on long-term debt .........................     (16,636)       (153)
   Proceeds from issuance of Common Stock, net of
   offering Costs .....................................      39,336        --

   Distribution to stockholders .......................      (8,026)       --
                                                           --------     -------
            Net cash provided by (used in)
            financing activities ......................      14,399        (153)
                                                           --------     -------
NET DECREASE IN CASH ..................................      (1,668)     (1,188)

CASH, beginning of period .............................       2,899       4,369
                                                           --------     -------
CASH, end of period ...................................       1,231       3,181
                                                           ========     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for --

      Interest ........................................    $     35     $    33

      Income taxes ....................................    $    580     $    62

The accompanying notes are an integral part of these consolidated financial statements.

                               LANDCARE USA, INC.
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)



      1.     ORGANIZATION AND BASIS OF PRESENTATION

      ORGANIZATION

            LandCARE USA, Inc., a Delaware corporation, ("LandCARE" or the "Company"), was founded in 1997 to be a national provider of comprehensive landscape and tree services to the commercial and institutional markets and to pursue the consolidation of the highly fragmented landscape and tree service industry. On June 9, 1998, LandCARE completed its initial public offering (the "IPO") of 5,000,000 shares of its common stock, par value $.01 per share (the "Common Stock"). Simultaneous with the completion of the IPO, LandCARE acquired: Trees, Inc. ("Trees"), Four Seasons Landscape and Maintenance, Inc. ("Four Seasons"), Southern Tree & Landscape Co., Inc. ("Southern Tree"), D.R. Church Landscape Co., Inc. ("Church"), Ground Control Landscaping, Inc. ("Ground Control"), Arteka Corporation ("Arteka"), and Desert Care Landscaping, Inc. ("Desert Care"), (collectively referred to herein as the "Founding Companies") for $19.9 million in cash and 5,162,645 shares of Common Stock (the "Mergers"). In connection with the IPO, the Company granted the underwriters an option to acquire an additional 750,000 shares of Common Stock at $8.00 per share to cover over-allotments. On June 29, 1998, the underwriters exercised such over-allotment option in part, electing to acquire 659,900 shares of Common Stock. The Company intends to continue to acquire additional companies, through merger or purchase, to expand its national operations.

      BASIS OF PRESENTATION

            HISTORICAL STATEMENTS OF OPERATIONS. For financial statement purposes, Trees, one of the Founding Companies, has been identified as the accounting acquirer. Accordingly, the historical financial information included herein represents the information of Trees prior to the IPO and the Mergers and the consolidated results of the Company subsequent to the IPO and the Mergers. The Mergers were accounted for using the purchase method of accounting. The allocations of the purchase price to the assets acquired and the liabilities assumed from the Founding Companies have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

            PRO FORMA STATEMENTS OF OPERATIONS. The pro forma financial information for the three- and six- month periods ended June 30, 1998 and 1997 includes the results of LandCARE combined with the Founding Companies as if the Mergers had occurred at the beginning of the period. The pro forma financial information includes the effects of (i) the IPO, (ii) the Mergers, (iii) certain reductions in salaries and benefits to the former owners of the Founding Companies to which they agreed prospectively, (iv) certain reductions in lease expense paid to the former owners of the Founding Companies to which they agreed prospectively, (v) elimination of non-recurring, non-cash compensation charges related to shares of Common Stock issued to management, (vi) amortization of goodwill resulting from the Mergers, (vii) decreases in interest expense resulting from the repayment of substantially all of the Founding Companies' outstanding debt, and (viii) adjustments to the provisions for federal and state income taxes. The pro forma financial information may not be comparable to and may not be indicative of the Company's post-acquisition results of operations because the Founding Companies were not under common control or management.

            The pro forma adjustments are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma combined statements of operations do not purport to represent what the Company's consolidated results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's results of operations for any future period. Since the Founding Companies were not under common control or management, historical consolidated results may not be comparable to, or indicative of, future performance.

            INTERIM FINANCIAL INFORMATION. The accompanying unaudited interim financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The interim statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Registration Statement on Form S-1 (No. 333-48215), as amended, filed with the United States Securities and Exchange Commission in connection with the IPO.

            USE OF ESTIMATES AND ASSUMPTIONS. The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            RECLASSIFICATIONS. Certain reclassifications have been made to the prior period amounts to conform to current period presentations.


      2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            There were no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 4 of Notes to Financial Statements of LandCARE and Note 2 of Notes to Financial Statements of Trees included in the Company's Registration Statement.


      3.     CREDIT FACILITY

            Effective June 9, 1998, the Company entered into a credit agreement with The First National Bank of Chicago NBD (the "Credit Facility"). The Credit Facility provided the Company with a revolving line of credit of up to $50 million, which may be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding Companies and financing future acquisitions, capital expenditures and working capital. On July 28, 1998, the Credit Facility was amended to increase the Credit Facility to $55 million and to add Bankers Trust Company and NationsBank, N.A. as co-lenders under the facility. The Credit Facility is secured by the stock of the Founding Companies. Advances under the Credit Facility bear interest at the bank's designated prime lending rate. At the Company's option, the loans may bear interest based on the Eurodollar rate plus a margin ranging from 57.5 to 120 basis points, depending on the ratio of the Company's total debt to its earnings before interest, taxes, depreciation and amortization for the previous four quarters. Commitment fees of 17.5 to 30 basis points per annum are payable on the total facility, based on the same ratios. The Credit Facility contains a provision for standby letters of credit up to $5 million. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the

      Company to comply with certain financial covenants, including a minimum net worth, leverage ratio and minimum fixed charge coverage ratio. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable on May 31, 2001. As of June 30, 1998, the Company had no amounts outstanding under the Credit Facility.


      4.     CAPITAL STOCK

            On June 9, 1998, the Company completed the IPO, which involved the sale by the Company of 5,000,000 shares of Common Stock at a price to the public of $8.00 per share. In connection with the IPO, the Company granted the underwriters an option to acquire up to 750,000 additional shares of Common Stock at $8.00 per share to cover over-allotments. On June 29, 1998, the underwriters exercised such over-allotment option in part, electing to acquire 659,900 shares of Common Stock. The net proceeds to the Company from the IPO (after deducting underwriting discounts, commissions and IPO expenses) were approximately $37.2 million. Of this amount, $19.9 million was used to pay the cash portion of the purchase price relating to the Mergers of the Founding Companies and the remainder was used to repay approximately $16.6 million of outstanding indebtedness of the Founding Companies.

            As a result of the Merger, the Company's historical capital structure as of December 31, 1997, has been restated to give effect to the exchange of Trees' then outstanding shares for 1,863,137 shares of LandCARE Common Stock. In conjunction with the IPO and the Mergers, the Company issued (i) 1,565,158 shares of Common Stock to Notre; (ii) 994,240 shares of Common Stock to management, consultants and directors of LandCARE; and (iii) 3,299,508 shares of Common Stock (excluding 1,863,137 shares issued to Trees) to owners of the Founding Companies as a result of the Mergers.

            On July 14, 1998, the Company's registration statement registering 5,000,000 additional shares of Common Stock to be issued from time-to-time in connection with future acquisitions was declared effective by the Securities and Exchange Commission.


      5.     EARNINGS PER SHARE

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "'Earnings Per Share," which established new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997, and accordingly have been adopted in the accompanying financial statements.

            The historical periods ended June 30, 1997 represent the results of operations of Trees and the shares of common stock presented to calculate earnings per share for these periods are those issued to Trees in the Mergers. The computation of historical net income per share for the three- and six-month periods ended June 30, 1998 and pro forma net income per share for the three- and six-month periods ended June 30, 1997 and 1998 is based on the weighted average of Common Stock outstanding as of June 30, 1998 which includes shares as follows:


          Issued in consideration for acquisition of
          Founding Companies...............................     5,162,645
          Sold pursuant to the IPO and the over-allotment..     5,659,900
          Issued to Notre ................................      1,565,158
          Issued to management and directors...............       994,240
                                                                ---------
                                                               13,381,943
                                                               ==========

      Basic and diluted historical net income per share is computed based on the following information:

                                       Three Months Ended,    Six Months Ended,
                                            June 30,              June 30,
                                      ---------------------   ------------------
                                        (in thousands, except per share amounts)
                                        1998       1997       1998       1997
                                      ---------  ----------  -------   ---------

Net income ...........................  $  990    $  862      $1,439     $1,007

BASIC:
Basic weighted average shares ........   5,100     1,863       3,490      1,863

DILUTED:
Basic weighted average shares ........   5,100     1,863       3,490      1,863

Dilutive securities:
     Options .........................      12      --            13       --
                                        ------    ------      ------     ------

Diluted weighted average shares ......   5,112     1,863       3,503      1,863
                                        ======    ======      ======     ======

NET INCOME PER SHARE:

      Basic ..........................  $ 0.19    $ 0.46        0.41     $ 0.54
                                        ======    ======      ======     ======

      Diluted ........................  $ 0.19    $ 0.46        0.41     $ 0.54
                                        ======    ======      ======     ======

      Basic and diluted pro forma net income per share is computed based on the following information:

                                        Three Months Ended,    Six Months Ended,
                                              June 30,              June 30,
                                        ---------------------  -----------------
                                        (in thousands, except per share amounts)
                                          1998       1997       1998       1997
                                        ---------  ----------  --------  -------

Net income ...........................   $1,939     $1,814      $2,409    $2,388

BASIC:
Basic weighted average shares ........   12,737     12,737      12,729    12,729

DILUTED:
Basic weighted average shares ........   12,737     12,737      12,729    12,729

Dilutive securities:
     Options .........................       12       --            13      --
                                         ------     ------      ------    ------

Diluted weighted average shares ......   12,749     12,737      12,742    12,729
                                         ======     ======      ======    ======

NET INCOME PER SHARE:

      Basic ..........................   $ 0.15     $ 0.14        0.19    $ 0.19
                                         ======     ======      ======    ======


      Diluted ........................   $ 0.15     $ 0.14        0.19    $ 0.19
                                         ======     ======      ======    ======

      6.     INCOME TAXES

            The Company intends to file a consolidated federal income tax return which includes the operations of the Founding Companies for periods subsequent to the acquisition date. The Founding Companies will each file a "short period" federal income tax return through the date of the Mergers.

            The provision for income taxes included in the Unaudited Historical Consolidated Statements of Operations for the three- and six-month periods ended June 30, 1998 and the Unaudited Pro Forma Combined Statements of Operations for the three- and six-month periods ended June 30, 1998, assumes the application of statutory federal and state income tax rates and the non-deductibility of goodwill amortization. Interim period income tax provisions are based upon estimates of annual effective tax rates, and events may occur which will cause such rates to vary.


      7.     COMMITMENTS AND CONTINGENCIES

            The Company is involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, Management's assessment is that none of these matters are anticipated to have a material adverse effect on the financial position, liquidity or results of operations of the Company.


      8.    RECENT PRONOUNCEMENTS

            In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which allows entities to choose between a new fair-value based method of accounting for employee stock options or similar equity instruments and the current intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No.
      25. Entities electing to remain with the accounting in APB Option No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting prescribed in SFAS No. 123 had been applied. The Company will measure compensation expense attributable to stock options based on the method prescribed in APB Opinion No. 25 and will provide the required pro forma disclosure of net income and earnings per share, if applicable, in notes to future consolidated annual financial statements.

            In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 in the year ended December 31, 1998.


      9.     SUBSEQUENT EVENTS

            Subsequent to June 30, 1998, the Company acquired six landscape maintenance and installation companies with annualized revenues totaling approximately $60 million. The acquired companies were: Clean Cut, Inc., Horticultural Landscapes, Inc., Continental Landscape Management, Inc. Landscape West, Inc., Gator & Gator Landscaping Company and Landscape Resources, Inc. Two of such acquisitions will be accounted for utilizing the "pooling-of-interests" method of accounting with the remaining four acquisitions being accounted for under the "purchase" method of accounting. The aggregate consideration paid by the Company to acquire these companies was approximately $12.1 million in cash and 2,804,470 shares of Common Stock (excluding assumed indebtedness of approximately $10.9 million). The cash portion of the consideration was provided by borrowings under the Company's Credit Facility.

            On July 14, 1998, the Company's registration statement registering 5,000,000 additional shares of Common Stock to be issued from time-to-time in connection with future acquisitions was declared effective by the Securities and Exchange Commission.

                               LANDCARE USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following discussion should be read in conjunction with the Unaudited Pro Forma Combined Financial Statements of the Company and related notes thereto, the individual financial statements of LandCARE and the seven Founding Companies and related notes thereto and management's discussion and analysis of financial condition and results of operations related thereto which are included in the Company's Registration Statement. This discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, risks associated with acquisitions, volatility of stock price, changes in government regulations, competition, integration of operations and growth of newly acquired businesses and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.

  RESULTS OF OPERATIONS

    On June 9, 1998, the Company acquired the Founding Companies in connection with its initial public offering. For financial statement presentation, however, Trees has been identified as the "accounting acquirer." Accordingly, the historical financial information included herein represents the information of Trees prior to the IPO and the Mergers and the consolidated results of the Company subsequent to the IPO and the Mergers. In addition, the Historical Consolidated Statements of Operations for the three- and six-month periods ended June 30, 1998 reflect income taxes provided at the statutory federal and state income tax rates prior to non-deductible goodwill amortization.

    The pro forma combined financial information for the three- and six-months ended June 30, 1998 and 1997 includes the results of LandCARE combined with the Founding Companies as if the Mergers had occurred at the beginning of each respective three-month and six-month period. The pro forma financial information includes the effects of (i) the IPO; (ii) the Mergers; (iii) certain reductions in salaries and benefits to the former owners of the Founding Companies to which they agreed prospectively; (iv) certain reductions in lease expense paid to the former owners of the Founding Companies to which they agreed prospectively; (v) elimination of non-recurring, non-cash compensation charges related to pre-IPO issuance of shares of Common Stock to management; (vi) amortization of goodwill resulting from the Mergers; (vii) the repayment of substantially all of the outstanding debt at the Founding Companies, including the corresponding decreases in interest expense; and (viii) adjustments to the provisions for federal and state income taxes. The pro forma financial information may not be comparable to and may not be indicative of the Company's post-acquisition results of operations because the Founding Companies were not under common control or management.

    Interim results may also be materially affected by the timing and magnitude of acquisitions, assimilation costs, gain or loss of a material customer and variations in the services provided. Accordingly, the Company's operating results for any three-month or six-month period are not necessarily indicative of the results that may be achieved for any subsequent three-month or six-month period or for a full fiscal year.

PRO FORMA COMBINED RESULTS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

    The following table sets forth certain selected pro forma combined financial data and such data as a percentage of pro forma combined revenues for the periods indicated:


                                            PRO FORMA COMBINED
                                         THREE MONTH PERIOD ENDED
                                                 JUNE 30
                                  ---------------------------------------
                                        1998                 1997
                                  ------------------  -------------------
                                          (dollars in thousands)
Revenues ......................... $38,288   100.0%    $30,595   100.0%
Cost of services ................. 29,658     77.5     24,382     79.7
                                   ------   ------     ------   ------
     Gross profit ................  8,630     22.5      6,213     20.3
Selling, general and
administrative expenses ..........  3,941     10.3      3,324     10.9
Corporate overhead ...............    975      2.5       --       --
Goodwill
amortization .....................    290      0.8        314      1.0
                                   ------   ------     ------   ------
Income from operations ...........   3424      8.9      2,575      8.4
Interest and other income,
net ..............................    101      0.3        722      2.4
                                   ======   ======     ======   ======
Income before income
taxes ............................ $3,525      9.2%    $3,297     10.8%
                                   ======   ======     ======   ======

    REVENUES. The Company's pro forma combined revenues increased by $7.7 million, or 25.1%, to $38.3 million for the three months ended June 30, 1998 from $30.6 million for the corresponding period of 1997 due primarily to an increase of $4.1 million in pro forma combined maintenance revenues for utility line clearing at Trees. This increase in Trees' maintenance revenues was attributable to the addition of two new contracts during 1998 and the expansion of several other contracts by utility customers. The Company's pro forma combined landscape maintenance revenues increased by $1.2 million, principally due to: (i) the acquisition by Arteka of two companies during December 1997 whose operations are exclusively maintenance; and (ii) the addition of new landscape maintenance contracts at Four Seasons and Southern Tree. The Company's pro forma combined landscape installation revenues increased by $2.4 million between the periods, which increase was primarily attributable to early startup of installation projects during 1998 at Church and Arteka.

    GROSS PROFITS. The Company's pro forma combined gross profit increased by $2.4 million, or 38.9%, to $8.6 million for the three months ended June 30, 1998 from $6.2 million for the corresponding period of 1997. As a percentage of pro forma combined revenues, pro forma combined gross profit increased to 22.5% for the three months ended June 30, 1998 from 20.3% for the corresponding period of 1997. The margin increase was primarily due to (i) budget increases on several utility line clearing contracts at Trees resulting in higher overtime billings;
(ii) an increase in maintenance contracts at Four Seasons' two newest branches, which were opened during late 1996 and early 1997; (iii) the inclusion of several high margin installation jobs at Church; and (iv) lower material costs at Ground Control.

    SELLING GENERAL AND ADMINISTRATIVE EXPENSES. Pro forma combined selling, general and administrative expenses increased by $0.6 million to $3.9 million for the three months ended June 30, 1998 from $3.3 million for the corresponding period of 1997. The increase in pro forma combined selling, general and administrative expenses was primarily attributable to the inclusion of additional sales personnel at Southern Tree and an increase at Arteka related to the two acquisitions completed during December 1997. As a percentage of pro forma combined revenues, pro forma combined selling, general and administrative expenses decreased to 10.3% for the three months ended June 30, 1998 from 10.9% for the corresponding period of 1997.

    CORPORATE OVERHEAD. Corporate overhead increased to $1.0 million for the three months ended June 30, 1998 compared with zero for the corresponding period of 1997. The increase in corporate overhead was attributable to the establishment of the LandCARE corporate office and an increase in professional fees associated with being a public company. As a percentage of pro forma combined revenues, corporate overhead totaled 2.5% for the three months ended June 30, 1998.

    INTEREST AND OTHER INCOME, NET. Pro forma combined interest and other income, net, decreased by $0.6 million, or 86%, to $0.1 million for the three months ended June 30, 1998 from $0.7 million for the corresponding period of 1997 due primarily to a $0.5 million insurance settlement received at Trees during 1997.


PRO FORMA  COMBINED  RESULTS FOR THE SIX MONTH  PERIODS  ENDED JUNE 30, 1998 AND
1997

    The following table sets forth certain selected pro forma financial data as a percentage of pro forma revenues for the periods indicated:


                                                   PRO FORMA
                                             SIX MONTH PERIOD ENDED
                                                    JUNE 30
                                      -------------------------------------
                                            1998               1997
                                      ------------------ ------------------
                                             (dollars in thousands)
Revenues ..........................   $64,928   100.0%    $54,127   100.0%

Cost of services ..................   51,688     79.6     43,360     80.1
                                      ------   ------     ------   ------
     Gross profit .................   13,240     20.4     10,767     19.9
Selling, general and
administrative expenses ...........    7,327     11.3      6,584     12.2
Corporate overhead ................    1,081      1.7       --       --
Goodwill
amortization ......................      613      0.9        629      1.2
                                      ------   ------     ------   ------
Income from operations ............    4,219      6.5      3,554      6.5
Interest and other income,
net ...............................      157      0.2        787      1.5
                                      ======   ======     ======   ======
Income before income
taxes .............................   $4,376      6.7%    $4,341      8.0%
                                      ======   ======     ======   ======


    REVENUES. The Company's pro forma combined revenues increased by $10.8 million, or 20.0%, to $64.9 million for the six months ended June 30, 1998 from $54.1 million for the corresponding period of 1997, primarily due to an increase of $6.5 million in pro forma combined maintenance revenues for utility line clearing at Trees. The increase in line clearing revenues was attributable to the addition of several new contracts and budget increases by utility customers on several other contracts. This increase was partially offset by the loss of a line clearing contract in a competitive bidding process. The Company's pro forma combined landscape maintenance revenues increased by $2.0 million due primarily to: (i) the addition of new maintenance contracts at Four Seasons and Southern Tree; (ii) an increase in commercial tree services at Four Seasons; and (iii) the acquisition by Arteka of two landscape maintenance companies during December 1997. The Company's pro forma combined landscape installation revenues increased by $2.0 million due primarily to the inclusion of several large installation jobs at Church and the earlier startup of installation work in the Midwest by Church and Arteka due to mild winter conditions during 1998.

    GROSS PROFIT. The Company's pro forma combined gross profit increased by $2.4 million, or 23.0%, to $13.2 million for the six months ended June 30, 1998 from $10.8 million for the corresponding period of 1997. As a percentage of pro forma combined revenues, pro forma combined gross profit increased to 20.4% for the six months ended June 30, 1998 from 19.9% for the same period of 1997. Gross margin improvements were realized at Trees, Four Seasons and Church due primarily to: (i) budget increases on several line clearing contracts at Trees resulting in higher overtime billings; (ii) the addition of new maintenance contracts at Four Seasons' two newest branches; and (iii) the inclusion of higher margin installation jobs at Church. The gross margin at Desert Care decreased between the corresponding periods primarily because of weather related inefficiencies experienced during the first quarter of 1998.

    SELLING GENERAL AND ADMINISTRATIVE EXPENSES. Pro forma combined selling, general and administrative expenses increased by $0.7 million, or 11.3%, to $7.3 million for the six months ended June 30, 1998 from $6.6 million for the corresponding period of 1997. As a percentage of pro forma combined revenues, pro forma combined selling, general and administrative expenses decreased to 11.3% for the six months ended June 30, 1998 from 12.2% for the corresponding period of 1997. The increase in pro forma combined selling, general and administrative expenses was primarily due to the addition of sales and administrative personnel at Church and Southern Tree and an increase at Arteka related to the two acquisitions completed during December 1997.

    CORPORATE OVERHEAD. Corporate overhead increased to $1.1 million for the six months ended June 30, 1998 from zero for the corresponding period of 1997. The increase in corporate overhead was attributable to the establishment of the LandCARE corporate office and an increase in professional fees associated with being a public company. As a percentage of pro forma combined revenue, corporate overhead totaled 1.7% for the six months ended June 30, 1998.

    INTEREST AND OTHER INCOME, NET. Interest and other income, net, decreased by $0.6 million, or 80.1%, to $0.2 million for the six months ended June 30, 1998 from $0.8 million for the corresponding period of 1997, and this decrease was primarily attributable to the receipt of a $0.5 million insurance settlement at Trees during 1997.

HISTORICAL RESULTS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

    The following discussion includes the historical operations of Trees prior to the IPO and the Mergers, which were consummated on June 9, 1998, and the consolidated operations of the Company for the period subsequent to the IPO and the Mergers. The following table sets forth certain selected historical financial data and such data as a percentage of historical revenues for the periods indicated:

                                 THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                         -----------------------------------------      ------------------------------------------
                           1998          %         1997         %          1998         %          1997         %
                         -------      -----       ------     -----      --------      -----       ------     -----
                                       (DOLLARS IN THOUSANDS)
Revenues ...............  23,164      100.0%      11,918     100.0%     $ 37,004      100.0%      23,239     100.0%

Cost of services .......  18,504       79.9       10,257      86.1        30,862       83.4       20,159      86.7
                          ------      -----       ------     -----      --------      -----       ------     -----

  Gross profit .........   4,660       20.1        1,661      13.9         6,142       16.6        3,080      13.3
Selling, general and
administrative .........   1,742        7.5          780       6.5         2,460        6.7        1,944       8.4
Corporate overhead .....     975        4.2         --        --             975        2.6         --        --
Goodwill amortization ..     103        0.5         --        --             103        0.3         --        --
                          ------      -----       ------     -----      --------      -----       ------     -----
  Income from
operations .............   1,840        7.9          881       7.4         2,604        7.0        1,136       4.9
Interest and other
income .................     (47)      (0.2)         517       4.3           (85)      (0.2)         497       2.1

                          ======      =====       ======     =====      ========      =====       ======     =====
Income before income
taxes ..................   1,793        7.7%       1,398      11.7%        2,519      6.8 %        1,633     7.0 %
                          ======      =====       ======     =====      ========      =====       ======     =====

    REVENUES. Historical revenues increased to $23.2 million and $37.0 million for the three- and six-months ended June 30, 1998, respectively, from $11.9 million and $23.2 million for the three-month and six-month periods ended June 30, 1997, respectively, primarily due to the acquisition of the Founding Companies. Excluding the acquisition of the Founding Companies, revenues increased between the corresponding periods due to the addition of new utility line clearing contracts and the expansion of several other contracts by utility customers.

    GROSS PROFIT. Gross profit increased to $4.7 million and $6.1 million for the three- and six-month periods ended June 30, 1998, respectively, from $1.7 million and $3.1 million for the three- and six-months ended June 30, 1997, respectively, primarily due to the acquisition of the Founding Companies. Excluding the acquisition of the Founding Companies, gross profit increased due to the inclusion of overtime on two utility line clearing contracts. As a percentage of revenues, gross profit increased to 20.1% and 16.6% for the three-month and six-month periods ended June 30, 1998, respectively, from 13.9% and 13.3% for the three and six months ended June 30, 1997, respectively.

    SELLING GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $1.7 million and $2.5 million for the three-month and six-month periods ended June 30, 1998, respectively, from

$0.8 million and $1.9 million for the three-month and six-month periods ended June 30, 1997, respectively, primarily due to the acquisition of the Founding Companies.

    CORPORATE OVERHEAD. Corporate overhead totaled $1.0 million for each of the three-month and six-month periods ended June 30, 1998. Corporate overhead is comprised of LandCARE corporate salaries and professional fees associated with being a public company. As a percentage of revenue, corporate overhead totaled 4.2% and 2.6% for the three-month and six-month periods ended June 30, 1998, respectively.

    INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net, decreased to an expense of $0.1 million for each of the three-month and six-month periods ended June 30, 1998, respectively, from income of $0.5 million for each of the three-month and six-month periods ended June 30, 1997, primarily due to the inclusion of a $0.5 million insurance settlement received by Trees during 1997.

LIQUIDITY AND CAPITAL RESOURCES.

    On June 4, 1998, the Company sold 5,000,000 shares of its Common Stock to the public at $8.00 per share in an underwritten IPO. The net proceeds (after deducting underwriters' commissions and IPO expenses) were $34.4 million. In connection with the IPO, the Company had granted the underwriters an option to acquire an additional 750,000 shares at $8.00 per share. On June 29, 1998, the underwriters exercised this option on 659,900 shares, from which proceeds to the Company totaled $4.9 million after deducting underwriting commissions. Of the IPO proceeds, $19.9 million was used to pay the cash portion of the purchase price of the Founding Companies and $16.6 million was used to repay substantially all of the outstanding debt at the Founding Companies.

    As of June 30, 1998, the Company had working capital of $14.7 million and no outstanding long-term debt. Net cash used in operating activities totaled $0.8 million for the six months ended June 30, 1998. Net cash used in investing was $15.3 million for the six months ended June 30, 1998, of which $11.8 million represents the cash paid for the Founding Companies (excluding Trees) net of cash acquired. Net cash provided by financing activities was $14.4 million for the six months ended June 30, 1998 and was comprised of $39.3 million of net proceeds from the IPO (before accrued offering costs), offset by $16.6 million of debt repayments at the Founding Companies subsequent to the IPO and $8.0 million of distributions to Trees' stockholders representing the cash paid for Trees in the Merger.

    Effective June 9, 1998, the Company entered into a credit agreement with The First National Bank of Chicago NBD (the "Credit Facility"). The Credit Facility provided the Company with a revolving line of credit of up to $50 million, which may be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding Companies and financing future acquisitions, capital expenditures and working capital. On July 28, 1998, the Credit Facility was amended to increase the Credit Facility to $55 million and to add Bankers Trust Company and NationsBank, N.A. as co-lenders under the facility. The Credit Facility is secured by the stock of the Founding Companies. Advances under the Credit Facility bear interest at the bank's designated prime lending rate. At the Company's option, the loans may bear interest based on the Eurodollar rate plus a margin ranging from 57.5 to 120 basis points, depending on the ratio of the Company's total debt to its earnings before interest, taxes, depreciation and amortization for the previous four quarters. Commitment fees of
17.5 to 30 basis points per annum are payable on the total facility, based on the same ratios. The Credit Facility contains a provision for standby letters of credit up to $5 million. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants, including a minimum net worth, leverage ratio and minimum fixed charge coverage ratio. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable on May 31, 2001. As of June 30, 1998, the Company had no amounts outstanding under the Credit Facility. As of August 13, 1998, the Company had outstanding borrowings of $20.9 million on the Credit Facility primarily related to the acquisitions completed during August 1998. (see Note 9 under "Notes to Consolidated and Combined Financial Statements" included elsewhere herein)

    The Company intends to aggressively pursue acquisition opportunities. The Company's acquisition program may require significant additional capital. The Company intends to seek additional capital as necessary to fund such acquisitions through one or more funding sources that may include borrowings under the Credit Facility or offerings of debt and/or equity securities of the Company. Cash provided by operating activities may also be used to fund a portion of future acquisitions. Although management believes that the Company will be able to obtain sufficient capital to fund acquisitions, there can be no assurances that such capital will be available to the Company at the time it is required or on terms acceptable to the Company.

    On July 14, 1998, the Company's registration statement registering 5,000,000 additional shares of Common Stock to be issued from time to time in connection with future acquisitions was declared effective by the Securities and Exchange Commission.

    The Company currently operates in a decentralized information systems environment and uses a variety of software, computer systems and related technologies for internal management, accounting and reporting purposes and for revenue-generating activities. With respect to the Year 2000 issue, management recently undertook a study to determine the potential impact of Year 2000 on its computer related systems (operating, accounting, reporting and administrative) and to what extent its current computer systems will meet internal needs and the needs of customers and suppliers. The Company has not yet developed an estimate of the potential cost of any system upgrades which might be required or the impact on the Company's results of operations and financial position. In addition, the Company is currently assessing the impact of the Year 2000 issue related to its customers and supplier to determine what impact non-compliance would have on the Company's results of operations and financial position.

    SEASONALITY AND CYCLICALITY. The Company has experienced and expects to continue to experience variability in revenue and net income as a result of the seasonal nature of the Company's business. Generally, the Company's revenues from installation projects are concentrated during the warmer months of April to October. Revenues from maintenance contracts remain relatively constant throughout the year, except in colder climates, where landscape maintenance contracts typically do not generate revenues in the winter unless snow removal is contracted for by the customer. As a result, the gross margin from landscape maintenance contracts can vary seasonally because the Company recognizes revenues from the monthly payments from its landscape maintenance services in full when they are due, rather than in proportion to the work performed. The Company generally reports higher profit margins from landscape maintenance services during winter months and significantly lower profit margins during peak service periods in late spring and summer. The Company has not performed an analysis to estimate the impact of accounting for revenue in proportion to the work performed as compared with accounting for revenue from the monthly payments from its landscape maintenance services in full when they are due; however, the Company believes that combined gross margins would not have been or expect to be materially different than historical actual gross margins. Most line clearing contracts are not affected by seasonality. Line clearing contracts typically have a lower profit margin than landscape maintenance and installation services. Historically, the Founding Companies' maintenance services have not been cyclical and have not been significantly affected by changes in economic conditions. However, the Founding Companies landscape services operations have experienced significant fluctuations based on weather, economic conditions, the commercial real estate market and other factors beyond the control of the Company. The Founding Companies collectively have a geographically broad customer mix which may tend to mitigate regional seasonal and cyclical trends. There can be no assurance, however, that period-to-period differences will not occur in the future or that pronounced cyclical or seasonal patterns will not emerge.

                               LANDCARE USA, INC.
                         PART II - - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings that have arisen in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on the financial position or results of operations of the Company.


ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

    Set forth below is certain information concerning all sales of securities by the Company during the three months ended June 30, 1997, that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

    On June 9, 1998, the Company issued 5,162,645 shares (including 1,863,137 shares issued to Trees) of its $0.01 par value Common Stock to the stockholders of the Founding Companies as part of the consideration for the Mergers. These shares of Common Stock were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

      3.1- Amended and Restated Certificate of Incorporation of LandCARE USA, Inc., as amended. (Filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on June 4, 1998, and is incorporated herein by reference (File No. 333-48215)).

      3.2- Bylaws of LandCARE USA, Inc., as amended. (Filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on June 4, 1998, and is incorporated herein by reference (File No. 333-48215)).

      4.1- Form of Certificate Evidencing Ownership of Common Stock of LandCARE USA, Inc. (Filed as Exhibit 4.1 to the Registration Statement on Form S-1 filed on June 4, 1998, and is incorporated herein by reference (File No. 333-48215)).

     10.1- Credit Agreement dated as of June 9, 1998, among LandCARE USA, Inc. and The First National Bank of Chicago, as Agent (filed herewith).

     27.1-  Financial Data Schedule (filed herewith).

    (b)  Reports on Form 8-K

        None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.


                                     LANDCARE USA, INC.



Date:  August 14, 1998               By:  PETER C. FORBES
                                          Peter C. Forbes
                                     Senior Vice President and Chief Financial
                                     Officer (Principal Accounting Officer)