Form 10-Q
period 1998-09-30
LANDCARE USA INC
filed 1998-11-17
CIK 1057949

================================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                         Commission File Number 1-14089


                               LANDCARE USA, INC.
             (Exact name of Registrant as Specified in its Charter)


                DELAWARE                             76-0562801
      (State or other jurisdiction                (I.R.S. Employer
   of incorporation or organization)           Identification Number)


          2603 AUGUSTA, SUITE 1300
               HOUSTON, TEXAS                             77057
  (Address of Principal Executive Offices)              (Zip Code)

      Registrant's telephone number, including area code: (713) 965-0336

                               -----------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Number of shares of common stock outstanding at November 13, 1998: 17,221,054

================================================================================

                               LANDCARE USA, INC.
                               INDEX TO FORM 10-Q
                    For the Quarter Ended September 30, 1998



Part I   -  Financial Information

     Item 1   -   Financial Statements

          General Information....................................      3

          Historical Consolidated Balance Sheets  - LandCARE
                  USA, Inc. as of September 30, 1998 (unaudited)
                  and December 31, 1997..........................      5

          Unaudited Statements of Operations - LandCARE USA, Inc.
                  Historical Consolidated for the three months
                  and nine months ended September 30, 1998 and
                  1997 and Pro Forma Combined for the three
                  months and nine months ended September 30,
                  1998 and 1997..................................      6

          Unaudited Consolidated Statement of Changes in
                  Stockholders' Equity  -  LandCARE USA, Inc.
                  for the nine month period ended September 30,
                  1998..........................................       8

          Unaudited Historical Consolidated Statements of Cash
                  Flows  -  LandCARE USA, Inc. for the nine
                  months ended September 30, 1998 and 1997.......      9

          Notes to the Consolidated and Combined Financial
          Statements.............................................     10

     Item 2  -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..     18

Part II  -  Other Information

     Item 1 -  Legal Proceedings.................................     26

     Item 2  -  Recent Sales of Unregistered Securities..........     26

     Item 6  -  Exhibits and Reports on Form 8-K.................     26

     Signature...................................................     29

                               LANDCARE USA, INC.

                         PART I - FINANCIAL INFORMATION


      ITEM 1.  FINANCIAL STATEMENTS

      GENERAL INFORMATION

            LandCARE USA, Inc., a Delaware corporation, ("LandCARE" and collectively with its subsidiaries, the "Company"), was founded in 1997 to be a national provider of comprehensive landscape and tree services to the commercial and institutional markets and to pursue the consolidation of the highly fragmented landscape and tree services industry. On June 9, 1998, LandCARE completed its initial public offering (the "IPO") of 5,000,000 shares of its common stock, par value $.01 per share (the "Common Stock"). Simultaneous with the completion of the IPO, LandCARE acquired: Trees, Inc. ("Trees"), Four Seasons Landscape and Maintenance, Inc. ("Four Seasons"), Southern Tree & Landscape Co., Inc. ("Southern Tree"), D.R. Church Landscape Co., Inc. ("Church"), Ground Control Landscaping, Inc. ("Ground Control"), Arteka Corporation ("Arteka"), and Desert Care Landscaping, Inc. ("Desert Care") (collectively referred to herein as the "Founding Companies") for $19.9 million in cash and 5,162,645 shares of Common Stock (the "Mergers"). In connection with the IPO, the Company granted the underwriters an option to acquire up to 750,000 additional shares of Common Stock at $8.00 per share to cover over-allotments. On June 29, 1998, the underwriters exercised such over-allotment option in part, electing to acquire 659,900 shares of Common Stock.

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

            Subsequent to June 9, 1998 and through September 30, 1998, the Company acquired 12 additional commercial landscape and tree services companies (collectively with the Founding Companies, referred to as the "Acquired Companies"). Of these additional businesses acquired, 2 were accounted for as pooling-of-interests (the "Pooled Companies"), one of which was deemed to be immaterial, with the remaining businesses accounted for under the purchase method of accounting (the "Purchased Companies").

            Historical and pro forma interim period results are not necessarily indicative of future results because, among other things, the Acquired Companies were not under common control or management prior to their acquisition. Additionally, operating results for interim periods are not necessarily indicative of the results for a full year of operations. The Company's operations have been and will continue to be subject to seasonal fluctuations. The financial statements included herein should be read in conjunction with the Unaudited Pro Forma Combined Financial Statements of the Company and the related notes thereto, the Financial Statements of the Company and the related notes thereto, the Financial Statements of Trees, Four Seasons, Southern Tree, Church, Ground Control, Arteka, and Desert Care and related notes thereto, and management's discussion and analysis of financial condition and results of operations related thereto, all of which are included in the Company's Registration Statement on Form S-1 (No. 333-48215), as amended (the "Registration Statement"), filed with the United States Securities and Exchange Commission in connection with the IPO.

            For financial statement purposes, Trees, one of the Founding Companies, was identified as the accounting acquiror. Accordingly, the accompanying historical financial information represents (i) the historical results of Trees from January 1, 1997; (ii) the retroactive restatement to January 1, 1997 of one of the Pooled Companies; (iii) the acquisition of the remaining Founding Companies effective June 9, 1998; and (iv) the acquisition of the Purchased Companies and one of the Pooled Companies deemed to be immaterial from their respective acquisition dates.

            The accompanying pro forma combined financial information for the three- and nine-month periods ended September 30, 1998 and 1997 includes
      (i) the results of LandCARE combined with the Founding Companies as if the Mergers had occurred on January 1, 1997, (ii) the retroactive restatement to January 1, 1997 of one of the Pooled Companies, and (iii) the acquisition of the Purchased Companies and one of the Pooled Companies which was deemed to be immaterial from their respective acquisition dates. The pro forma financial information includes the effects of (i) the IPO,
      (ii) the Mergers, (iii) certain reductions in salaries and benefits paid to the former owners of the Acquired Companies to which they agreed prospectively, (iv) certain reductions in lease expense paid to the former owners of the Acquired Companies to which they agreed prospectively, (v) elimination of non-recurring, non-cash compensation charges related to shares of Common Stock issued to management, (vi) amortization of goodwill resulting from the Mergers and the acquisition of the Purchased Companies,
      (vii) decreases in interest expense resulting from the repayment of substantially all the Founding Companies' outstanding debt and refinancing certain of the Purchased and Pooled Companies' existing debt; and (viii) adjustments to the provisions for federal and state income taxes. This presentation is not intended to be in accordance with the regulations promulgated by the Securities and Exchange Commission. See Note 3 under "Notes to Consolidated and Combined Financial Statements" for additional pro forma information included elsewhere herein.

                               LANDCARE USA, INC.
                     HISTORICAL CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        1998           1997
                                                    -------------  ------------
                                                    (Unaudited)
                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ......................   $  1,161       $  2,924
   Accounts receivable, net .......................     45,745          9,758
   Inventories ....................................      4,271            109
   Other current assets ...........................      3,887            577
                                                      --------       --------
      Total current assets ........................     55,064         13,368
PROPERTY AND EQUIPMENT, net .......................     34,537         10,298
GOODWILL, net .....................................     96,033           --
OTHER ASSETS ......................................      1,159            448
                                                      --------       --------
      Total assets ................................   $186,793       $ 24,114
                                                      ========       ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses ..........   $ 26,401       $  6,640
   Payable to related party .......................       --            2,424
   Short term borrowings ..........................      2,449          1,827
   Current maturities of long-term debt ...........        721            802
   Deferred tax liability .........................        215             37
   Other current liabilities ......................      1,550            707
                                                      --------       --------
      Total current liabilities ...................     31,336         12,437
LONG-TERM DEBT, net ...............................     59,544          1,230
OTHER LONG-TERM LIABILITIES .......................        618            515
DEFERRED TAX LIABILITY ............................      2,752          1,752
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized; none issued and
     outstanding ..................................       --             --
   Common stock, $.01 par value, 100,000,000
     shares authorized; 16,624,463 and 3,551,664
     shares issued and outstanding, at September
     30, 1998 and December 31, 1997, respectively .        166             36
   Additional paid-in capital .....................     88,697            632
   Retained earnings ..............................      3,680          7,512
                                                      --------       --------
      Total stockholders' equity ..................     92,543          8,180
                                                      --------       --------
      Total liabilities and stockholders' equity ..   $186,793       $ 24,114
                                                      ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               LANDCARE USA, INC.
              UNAUDITED HISTORICAL CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                              SEPTEMBER 30             SEPTEMBER 30
                                         -----------------------   ----------------------
                                             1998        1997         1998        1997
                                         -----------  ----------   ----------   ---------
REVENUES .............................   $  55,470    $  17,339    $ 101,908    $  47,998
COST OF SERVICES .....................      43,210       14,626       80,496       40,384
                                         ---------    ---------    ---------    ---------
Gross profit .........................      12,260        2,713       21,412        7,614

SELLING,  GENERAL  AND  ADMINISTRATIVE
  EXPENSES ...........................       7,630        1,455       13,093        4,961
                                         ---------    ---------    ---------    ---------
Income from operations ...............       4,630        1,258        8,319        2,653
OTHER INCOME (EXPENSE):
Interest expense .....................        (528)        (150)        (847)        (406)

Other income, net ....................         117           52          206          622
                                         ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES ...........       4,219        1,160        7,678        2,869

INCOME TAX PROVISION .................       1,857          456        3,413        1,141
                                         ---------    ---------    ---------    ---------
NET INCOME ...........................   $   2,362    $     704    $   4,265    $   1,728
                                         =========    =========    =========    =========

NET INCOME PER SHARE:
BASIC ................................   $    0.15    $    0.20    $    0.48    $    0.49
DILUTED ..............................   $    0.15    $    0.20    $    0.48    $    0.49


WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC ................................      15,952        3,552        8,809        3,552
DILUTED ..............................      16,065        3,552        8,851        3,552

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               LANDCARE USA, INC.
              UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                              SEPTEMBER 30             SEPTEMBER 30
                                         -----------------------   ---------------------
                                            1998         1997         1998        1997
                                         -----------  ----------   ----------  ---------
REVENUES .............................   $  55,470    $  35,182    $ 129,832    $  96,728

COST OF SERVICES .....................      43,210       27,758      101,321       76,717
                                         ---------    ---------    ---------    ---------
Gross profit .........................      12,260        7,424       28,511       20,011

SELLING,  GENERAL  AND  ADMINISTRATIVE
  EXPENSES ...........................       7,607        4,560       18,426       13,244
                                         ---------    ---------    ---------    ---------
Income from operations ...............       4,653        2,864       10,085        6,767
OTHER INCOME (EXPENSE):
Interest expense .....................        (528)         (83)        (665)        (200)

Other income, net ....................         117           51          267          828
                                         ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES ...........       4,242        2,832        9,687        7,395

INCOME TAX PROVISION .................       1,866        1,273        4,316        3,323
                                         ---------    ---------    ---------    ---------
NET INCOME ...........................   $   2,376    $   1,559    $   5,371    $   4,072
                                         =========    =========    =========    =========

NET INCOME PER SHARE:
BASIC ................................   $    0.15    $    0.11    $    0.36    $    0.28
DILUTED ..............................   $    0.15    $    0.11    $    0.36    $    0.28


WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC ................................      15,952       14,670       14,935       14,670
DILUTED ..............................      16,065       14,670       14,977       14,670

                 The accompanying notes are an integral part of
                      these combined financial statements.

                               LANDCARE USA, INC.
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                       COMMON STOCK        ADDITIONAL                   TOTAL
                                 -----------------------    PAID-IN      RETAINED   STOCKHOLDERS'
                                   SHARES       AMOUNT      CAPITAL      EARNINGS      EQUITY
                                 ----------   ----------  -----------   ----------  --------------
BALANCE, December 31, 1997 ..    3,551,664   $       36   $      632   $    7,512    $    8,180
   Issuance of shares to
     Notre ..................    1,565,158           16       11,253         --          11,269
   Issuance of management,
     consultant and director
     shares .................      994,240           10        7,149         --           7,159
   Acquisition of Founding
     Companies and LandCARE .    3,299,508           33       23,721         --          23,754
   IPO, net of offering costs    5,659,900           56       36,984       37,040
   Acquisition of Purchased
     Companies ..............    1,331,771           13        8,955         --           8,968
   Equity of Acquired Company
     treated as immaterial
     pooling-of-interest ....      222,222            2            3          (18)          (13)
   S Corporation distribution
     made by Pooled Company .         --           --           --            (53)          (53)
   Distribution to
     stockholders ...........         --           --           --         (8,026)       (8,026)
   Net income ...............         --           --           --          4,265         4,265
                                ----------   ----------   ----------   ----------    ----------
BALANCE, September 30, 1998 .   16,624,463   $      166   $   88,697   $    3,680    $   92,543
                                ==========   ==========   ==========   ==========    ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               LANDCARE USA, INC.
              UNAUDITED HISTORICAL CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                     ---------------------
                                                        1998       1997
                                                     ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ....................................   $  4,265    $  1,728
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization ..............      3,167       1,732
      Capital contributions equal to current
           income taxes of S Corporations ........        364         (72)
      Gain on sale of equipment ..................       --           (94)
      Deferred income tax provision ..............      3,190         208
      Changes in assets and liabilities:
         Accounts receivable, net ................     (5,663)     (3,273)

         Accounts payable and accrued expenses ...     (4,253)       (374)
         Other current assets and liabilities ....     (1,575)        (84)

         Other ...................................       (804)        (15)
                                                     --------    --------

            Net cash used in operating activities      (1,309)       (244)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of property and equipment .       --           100
   Purchases of property and equipment ...........     (7,043)     (2,898)
       Cash paid for Founding Companies, net of
          cash acquired ..........................    (11,796)       --
       Cash paid for Purchased  Companies,  net of
          cash acquired ..........................    (31,143)       --
                                                     --------    --------

            Net cash used in investing activities     (49,982)     (2,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt issuance costs ...........................       (275)       --
   Proceeds from long-term debt ..................     50,662       1,126
   Payments of long-term debt ....................    (29,872)       (311)
   Proceeds from issuance of Common Stock, net of
      offering costs .............................     37,092        --
   Net proceeds from short-term borrowings .......       --           109

        Distribution to stockholders .............     (8,079)       (118)
                                                     --------    --------
            Net cash provided by financing
               activities ........................     49,528         806
                                                     --------    --------
NET DECREASE IN CASH .............................     (1,763)     (2,236)

CASH, beginning of period ........................      2,924       4,370
                                                     --------    --------
CASH, end of period ..............................   $  1,161    $  2,134
                                                     ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest ...................................   $    508    $    109
      Income taxes ...............................   $  2,065    $    580

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               LANDCARE USA, INC.
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)



      1.     ORGANIZATION AND BASIS OF PRESENTATION

      ORGANIZATION

            LandCARE USA, Inc., a Delaware corporation, ("LandCARE" and collectively with its subsidiaries the "Company"), was founded in 1997 to be a national provider of comprehensive landscape and tree services to the commercial and institutional markets and to pursue the consolidation of the highly fragmented landscape and tree services industry. On June 9, 1998, LandCARE completed its initial public offering (the "IPO") of 5,000,000 shares of its common stock, par value $.01 per share (the "Common Stock"). Simultaneous with the completion of the IPO, LandCARE acquired: Trees, Inc. ("Trees"), Four Seasons Landscape and Maintenance, Inc. ("Four Seasons"), Southern Tree & Landscape Co., Inc. ("Southern Tree"), D.R. Church Landscape Co., Inc. ("Church"), Ground Control Landscaping, Inc. ("Ground Control"), Arteka Corporation ("Arteka"), and Desert Care Landscaping, Inc. ("Desert Care") (collectively referred to herein as the "Founding Companies") for $19.9 million in cash and 5,162,645 shares of Common Stock (the "Mergers"). In connection with the IPO, the Company granted the underwriters an option to acquire an additional 750,000 shares of Common Stock at $8.00 per share to cover over-allotments. On June 29, 1998, the underwriters exercised such over-allotment option in part, electing to acquire 659,900 shares of Common Stock.

            Subsequent to June 9, 1998 and through September 30, 1998, the Company acquired 12 additional commercial landscape and tree services companies (collectively with the Founding Companies referred to as the "Acquired Companies"). Of these additional businesses acquired, 2 were accounted for as pooling-of-interests (the "Pooled Companies"), with the remaining 10 businesses accounted for under the purchase method of accounting (the "Purchased Companies"). For financial statement purposes, the historic financial statements of the Company have been retroactively restated to give effect to one of the Pooled Companies. The remaining Pooled Company was deemed to be immaterial and, accordingly, has been reflected from the acquisition date in the accompanying financial statements. The Company intends to continue to acquire additional companies, through merger or purchase, to expand its national operations.

      BASIS OF PRESENTATION

            HISTORICAL STATEMENTS OF OPERATIONS. For financial statement purposes, Trees, one of the Founding Companies, was identified as the accounting acquiror. Accordingly, the accompanying historical financial information included herein represents (i) the historical results of Trees from January 1, 1997, (ii) the retroactive restatement to January 1, 1997 of one of the Pooled Companies, (iii) the acquisition of the remaining Founding Companies effective June 9, 1998, and (iv) the acquisition of the Purchased Companies and one of the Pooled Companies from their respective acquisition dates.

            PRO FORMA COMBINED STATEMENTS OF OPERATIONS. The accompanying pro forma combined financial information includes (i) the results of LandCare combined with the Founding Companies as if the Mergers had occurred at the beginning of the period, (ii) the retroactive restatement to January 1, 1997 of one of the Pooled Companies, and (iii) the acquisition of the Purchased Companies and one of the Pooled Companies from their respective acquisition dates. The pro forma financial information includes the effects of (i) the IPO, (ii) the Mergers, (iii) certain reductions in salaries and benefits paid to the former owners of the Acquired Companies to which they agreed prospectively, (iv) certain reductions in lease expense paid to the former owners of the Acquired Companies to which they agreed prospectively, (v) elimination of non-recurring, non-cash compensation charges related to shares of Common Stock issued to management, (vi) amortization of goodwill resulting from the Mergers and the Purchased Companies, (vii) decreases in interest expense resulting from the repayment of substantially all of the Founding Companies' outstanding debt and refinancing certain of the Purchased and Pooled Companies' existing debt, and (viii) adjustments to the provisions for federal and state income taxes. The pro forma adjustments are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma combined statements of operations do not purport to represent what the Company's consolidated results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's results of operations for any future period. The pro forma financial information may not be comparable to and may not be indicative of the Company's post-acquisition results of operations because the Acquired Companies were not under common control or management. This presentation is not intended to be in accordance with the regulations promulgated by the Securities and Exchange Commission. See
      Note 3 for additional pro forma information.

            INTERIM FINANCIAL INFORMATION. The accompanying unaudited interim financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The interim statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Registration Statement on Form S-1 (No. 333-48215) (the "Registration Statement"), as amended, filed with the United States Securities and Exchange Commission in connection with the IPO.

            RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS. During the third quarter of 1998, the Company completed the acquisition of all of the capital stock of the Pooled Companies in acquisitions accounted for as "poolings- of-interests" transactions in accordance with the requirements of Accounting Principles Board Opinion No. 16. For financial statement purposes, the historical financial statements have been retroactively restated to give effect to one of the Pooled Companies which was deemed to be material. The remaining Pooled Company was deemed to be immaterial and accordingly, has not been included in the retroactive restatement. The following table summarizes the restated stockholders' equity, revenues, net income and per share data of the Company, after giving effect to the acquisition of the Pooled Company deemed to be material (in thousands, except share data):


                                               DECEMBER 31, 1997
                         -----------------------------------------------------------
                              COMMON STOCK         ADDITIONAL                 TOTAL
                           -------------------      PAID-IN     RETAINED  STOCKHOLDERS'
                           SHARES       AMOUNT      CAPITAL     EARNINGS     EQUITY
                         ---------   ---------   ---------    ---------    ---------
As previously reported   1,863,137   $      19   $     689    $   8,360    $   9,068
Acquisition
 accounted for as a
 pooling-of-interests.   1,688,527          17         (57)        (848)        (888)
                         ---------   ---------   ---------    ---------    ---------
As restated ..........   3,551,664   $      36   $     632    $   7,512    $   8,180
                         =========   =========   =========    =========    =========

                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                   SEPTEMBER 30, 1997        SEPETMBER 30, 1997
                                 -----------------------    ----------------------
                                 REVENUES     NET INCOME    REVENUES    NET INCOME
                                 --------     ----------    --------    ----------

Historical .................      $13,021      $   610      $36,260      $ 1,618
Acquisition
 accounted for as a
 pooling-of-interests.......        4,318           94       11,738          110
                                  -------      -------      -------      -------
As restated ................      $17,339      $   704      $47,998      $ 1,728
                                  =======      =======      =======      =======


EARNINGS PER SHARE --               BASIC       DILUTED       BASIC       DILUTED
---------------------               -----       -------       -----       -------

Historical .................      $  0.33      $  0.33      $  0.87      $  0.87
Acquisition
 accounted for as a
 pooling-of-interests.......        (0.13)       (0.13)       (0.38)       (0.38)
                                  -------      -------      -------      -------
As restated ................      $  0.20      $  0.20      $  0.49      $  0.49
                                  =======      =======      =======      =======



            USE OF ESTIMATES AND ASSUMPTIONS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            RECLASSIFICATIONS. Certain reclassifications have been made to the prior period amounts to conform to current period presentations.


      2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            There were no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of Notes to Financial Statements of Trees included in the Registration Statement.


      3.     BUSINESS COMBINATIONS

            POOLINGS. During the third quarter of 1998, the Company acquired all of the outstanding stock of the Pooled Companies in exchange for 1,910,749 shares of LandCARE Common Stock. The Pooled Companies provide comprehensive landscape and tree services similar to the services provided by the other Acquired Companies. For financial statement purposes, one of the Pooled Companies was deemed to be immaterial and, accordingly, the financial statements of the Company were not retroactively restated for the acquisition.

            PURCHASES. Simultaneous with the IPO, LandCARE acquired the seven Founding Companies for $19.9 million in cash and 5,162,645 shares of Common Stock. Subsequent to June 9, 1998 and through September 30, 1998, the Company acquired the Purchased Companies for aggregate consideration of $31.0 million in cash, 1,331,771 shares of Common Stock valued at $9.0 million and $6.4 million of convertible notes. The allocations of the purchase price to the assets acquired and the liabilities assumed from the Founding and Purchased Companies have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. In connection with the acquisition of the Founding Companies and the Purchased Companies, LandCARE recognized goodwill of $94.8 million representing the excess of purchase price over fair value of the net assets acquired. Goodwill associated with the Company's acquisitions is recorded as an intangible asset and amortized over a period not to exceed 40 years. Management has reviewed all of the factors and related future cash flows which it considered in arriving at the consideration paid for the Founding Companies and the Purchased Companies and has determined that there was no persuasive evidence that an amortization period of less than 40 years would be appropriate.

            The unaudited pro forma financial information presented below includes the income statement data of LandCARE combined with the Acquired Companies from the beginning of each period as if the acquisitions had been completed on January 1.

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                  -------------------
                                                    1998       1997
                                                  --------   --------
                                         (In Thousands, Except Per Share Data)

           Revenues ...........................   $189,089   $157,249
           Net income .........................   $  5,939   $  4,877
           Net income per share:
              Basic ...........................   $   0.36   $   0.29
              Diluted .........................   $   0.34   $   0.28
           Shares used in computing net income:
              Basic ...........................     16,624     16,624
              Diluted .........................     17,308     17,308

            Pro forma adjustments included in the preceding table regarding the Acquired Companies primarily relates to (i) certain reductions in salaries and benefits paid to the former owners of the Acquired Companies to which they agreed prospectively, (ii) certain reductions in lease expense paid to the former owners of the Acquired Companies to which they agreed prospectively, (iii) amortization of goodwill related to the Founding and Purchased Companies, (iv) elimination of the non-recurring, non-cash compensation charges related to shares of Common Stock issued to management, (v) interest expense on borrowings related to the cash portion of the purchase price of the Purchased Companies, and (vi) interest expense on the subordinated convertible notes issued in connection with the acquisition of certain Purchased Companies. In addition, an incremental tax provision has been recorded as if all of the Acquired Companies had been subject to federal and state corporate income taxes for the applicable periods presented.

            ADDITIONAL ACQUISITIONS. Subsequent to September 30, 1998, and through November 13, 1998, the Company completed six additional acquisitions (the "Additional Acquisitions") for approximately $18.2 million in cash and 596,591 shares of Common Stock. Annualized revenues from the Additional Acquisitions were $36.0 million. All of the Additional Acquisitions will be accounted for under the purchase method of accounting.

      4.    LONG-TERM DEBT

            CREDIT FACILITY. Effective June 9, 1998, the Company entered into a credit agreement with The First National Bank of Chicago NBD (the "Credit Facility"). The Credit Facility provided the Company with a revolving line of credit of up to $50 million, which could be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Acquired Companies and financing future acquisitions, capital expenditures and working capital. During July 1998, the Credit Facility was amended to increase the borrowing capacity to $55 million and to add Bankers Trust Company and NationsBank, N.A. as co-lenders under the facility. The Credit Facility is secured by the stock of the Acquired Companies. Advances under the Credit Facility bear interest at the bank's designated prime lending rate. At the Company's option, the loans may bear interest based on the Eurodollar rate plus a margin ranging from 57.5 to 120 basis points, depending on the ratio of the Company's total debt on the last day of the Company's most recently reported fiscal quarter to its earnings before interest, taxes, depreciation and amortization (the "Leverage Ratio") for the four quarter period ending on the last day of the Company's most recently reported fiscal quarter. Commitment fees of 17.5 to 30 basis points per annum are payable on the total facility, based on the Leverage Ratio. The Credit Facility contains a provision for standby letters of credit up to $5 million. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants, including a minimum net worth, leverage ratio and minimum fixed charge coverage ratio. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable on May 31, 2001. As of September 30, 1998, the Company had outstanding borrowings under the Credit Facility totaling $49.8 million.

            CONVERTIBLE SUBORDINATED NOTES. Convertible subordinated notes totaling $6.4 million were issued to the former owners of two of the Purchased Companies as partial consideration for the acquisition of their companies the (the "Notes"). Interest on $5.4 million of the Notes is payable quarterly at 5.7%. These Notes are convertible into unregistered shares of LandCARE Common Stock at $10.00 per share on or after September 22, 1999. In the event of a change in control as defined in such Note, the conversion price adjusts to $6.67 per share. The remaining Notes of $1.0 million bear interest payable quarterly at 5.6%. These Notes are convertible into unregistered shares of LandCARE Common Stock at $10.00 per share on or after March 4, 2000, and the conversion price does not adjust in the event of a change in control. All of the aforementioned Notes mature on March 31, 2002.

            SHORT-TERM DEBT. During September 1998, the Company entered into a separate short-term revolving credit facility (the "Short-Term Facility") with NationsBank, N.A. as sole lender for up to $20 million. During October 1998, the Short-Term Facility was amended to increase the borrowing capacity to $25 million. Borrowings under the Short-Term Facility bear interest on the same basis as the Credit Facility. There was no amount outstanding under the Short-Term Facility at September 30, 1998.

            OTHER LONG-TERM DEBT. Other long-term debt totaled $3.4 million as of September 30, 1998 and was comprised of secured debt, unsecured debt and capitalized lease obligations at certain of the Acquired Companies.

      5.    CAPITAL STOCK

            On June 9, 1998, the Company completed the IPO, which involved the sale by the Company of 5,000,000 shares of Common Stock at a price to the public of $8.00 per share. In connection with the IPO, the Company granted the underwriters an option to acquire up to 750,000 additional shares of Common Stock at $8.00 per share to cover over-allotments. On June 29, 1998, the underwriters exercised such over-allotment option in part, electing to acquire 659,900 shares of Common Stock. The net proceeds to the Company from the IPO (after deducting underwriting discounts, commissions and IPO expenses) were approximately $37.0 million. Of this amount, $19.9 million was used to pay the cash portion of the purchase price relating to the Mergers of the Founding Companies and the remainder was used to repay approximately $16.6 million of outstanding indebtedness of the Founding Companies.

            As a result of the Merger, the Company's historical capital structure as of December 31, 1997 has been restated to give effect to the exchange of Trees' then outstanding shares for 1,863,137 shares of LandCARE Common Stock. In addition, the Company's historical capital structure as of December 31, 1997 has been restated to give effect to the issuance of 1,688,527 shares issued in connection with the acquisition of one of the Pooled Companies. In conjunction with the IPO and the Mergers, the Company issued (i) 1,565,158 shares of Common Stock to Notre; (ii) 994,240 shares of Common Stock to management, consultants and directors of LandCARE; and (iii) 3,299,508 shares of Common Stock (excluding 1,863,137 shares issued to Trees) to owners of the Founding Companies as a result of the Mergers.

            During July 1998, the Company's registration statement registering 5,000,000 additional shares of Common Stock to be issued from time-to-time in connection with future acquisitions was declared effective by the Securities and Exchange Commission. Subsequent to July 1998 and through September 30, 1998, the Company issued 3,242,520 shares of the 5,000,000 registered shares in connection with the acquisition of the Pooled Companies and the Purchased Companies.


      6.    EARNINGS PER SHARE

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which established new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997, and accordingly have been adopted in the accompanying financial statements.

            The historical periods ended September 30, 1997 represent the results of operations of Trees and the shares of common stock presented to calculate earnings per share for these periods are those issued to Trees in the Mergers, restated to give effect to the retroactive restatement for one of the Pooled Companies. The computation of historical net income per share for the three- and nine-month periods ended September 30, 1997 and 1998 and pro forma net income per share for the three- and nine-month periods ended September 30, 1997 and 1998 is based on the weighted average of Common Stock outstanding as of September 30, 1998 which includes shares as follows:


          Issued in consideration for acquisition of
          Founding Companies...............................     5,162,645
          Sold pursuant to the IPO and the over-allotment..     5,659,900
          Issued to Notre ................................      1,565,158
          Issued to management and directors...............       994,240
          Issued in consideration of the Pooled Companies.. 1,910,749 Issued in consideration for the Purchased
          Companies........................................     1,331,771
                                                               ----------
                                                               16,624,463
                                                               ==========

      Basic and diluted historical net income per share is computed based on the following information:


                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30          SEPTEMBER 30
                                       -------------------- ------------------
                                       (in thousands, except per share amounts)
                                         1998      1997      1998      1997
                                        ------    ------    ------    ------
Net income ........................... $ 2,362   $   704   $ 4,265   $ 1,728

BASIC:
Basic weighted average shares ........  15,952     3,552     8,809     3,552

DILUTED:
Basic weighted average shares ........  15,952     3,552     8,809     3,552

Dilutive securities:
     Subordinated convertible
notes ................................      81      --          28      --
     Options .........................      32      --          14      --
                                       -------   -------   -------   -------

Diluted weighted average shares ......  16,065     3,552     8,851     3,552
                                       =======   =======   =======   =======

NET INCOME PER SHARE:

      Basic .......................... $  0.15   $  0.20   $  0.48   $  0.49
                                       =======   =======   =======   =======

      Diluted ........................ $  0.15   $  0.20   $  0.48   $  0.49
                                       =======   =======   =======   =======


  Basic and diluted pro forma combined net income per share is computed based on the following information:

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30          SEPTEMBER 30
                                      -------------------- ------------------
                                     (in thousands, except per share amounts)
                                        1998      1997      1998      1997
                                       ------    ------    ------    ------
Pro forma combined net income ....... $ 2,376   $ 1,559   $ 5,371   $ 4,072

BASIC:
Basic weighted average shares .......  15,952    14,670    14,935    14,670

DILUTED:
Basic weighted average shares .......  15,952    14,670    14,935    14,670

Dilutive securities:
     Subordinated convertible
       notes ........................      81      --          28      --
     Options ........................      32      --          14      --
                                      -------   -------   -------   -------

Diluted weighted average shares .....  16,065    14,670    14,977    14,670
                                      =======   =======   =======   =======

PRO FORMA COMBINED NET
INCOME PER SHARE:

      Basic ......................... $  0.15   $  0.11   $  0.36   $  0.28
                                      =======   =======   =======   =======
      Diluted ....................... $  0.15   $  0.11   $  0.36   $  0.28
                                      =======   =======   =======   =======

      7.    INCOME TAXES

            The Company intends to file a consolidated federal income tax return which includes the operations of the Acquired Companies for periods subsequent to the acquisition date. The Acquired Companies will each file a "short period" federal income tax return through their respective acquisition dates.

            The provision for income taxes included in the Unaudited Historical Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 1998 and the Unaudited Pro Forma Combined Statements of Operations for the three- and nine-month periods ended September 30, 1998, assumes the application of statutory federal and state income tax rates and the non-deductibility of goodwill amortization. Interim period income tax provisions are based upon estimates of annual effective tax rates, and events may occur which will cause such rates to vary.


      8.    COMMITMENTS AND CONTINGENCIES

            The Company is involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, management's assessment is that none of these matters are anticipated to have a material adverse effect on the financial position, liquidity or results of operations of the Company.


      9.    RECENT PRONOUNCEMENTS

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

            In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

            SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the SFAS No. 133 at the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

            The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of adoption.

      10.   SUBSEQUENT EVENTS

            On November 1, 1998, LandCARE and The ServiceMaster Company ("ServiceMaster") entered into a Plan of Reorganization and Agreement and Plan of Merger (the "Merger Agreement") pursuant to which LandCARE will become a subsidiary of ServiceMaster (the "ServiceMaster Merger"). The Merger Agreement is subject to LandCARE stockholder approval, regulatory approvals and certain other closing conditions and termination events. Under the terms of the Merger Agreement, ServiceMaster will exchange a fraction of a share of ServiceMaster common stock for each share of LANDCARE Common Stock (the "Exchange Ratio"). The Exchange Ratio is based on a collar that adjusts the Exchange Ratio if the ServiceMaster Final Average Closing Price (defined below) exceeds $20.00 per share or is less than $16.36 per share, such that the value of LandCARE Common Stock will not be more than $11.00 per share and, subject to certain conditions, will not be less than $9.00 per share. The "Final Average Closing Price" is the average of the closing prices of ServiceMaster common stock on the New York Stock Exchange on the 20 consecutive trading days ending three trading days prior to the date of the LandCARE stockholder meeting held to consider the ServiceMaster Merger. If the Final Average Closing Price is more than $16.35 per share and not more than $20.00 per share, then the Exchange Ratio will be 0.55. If the Final Average Closing Price is more than $20.00 per share, then the Exchange Ratio will be adjusted to result in a value of LandCARE Common Stock of $11.00 per share. If the Final Average Closing Price is less than $16.36 per share, then ServiceMaster may elect to not permit the adjustment to the Exchange Ratio as discussed above, which would thereby result in the value of LandCARE Common Stock being less than $9.00 per share. In such event, LandCARE may elect to terminate the Merger Agreement. The ServiceMaster Merger is expected to be completed by the end of the first quarter of 1999.

            On November 9, 1998, the Credit Facility was amended to, among other things, increase the borrowing capacity available and to provide for additional banks to participate in the Credit Facility (the "Amended Credit Facility"). All amounts outstanding under the Credit Facility and the Short-Term Facility were paid off with the proceeds from the Amended Credit Facility, and the Credit Facility and the Short-Term Facility were cancelled. Under the Amended Credit Facility, the Company's borrowing capacity was increased to $110 million from $55 million. In addition, First Chicago NBD assigned its interest as administrative and collateral agent to Nations Bank, N.A., and Bankers Trust Company became documentation agent of the Amended Credit Facility. Additionally, the number of banks participating in the facility increased from three to seven. Borrowings under the Amended Credit Facility bear interest at the bank's designated prime lending rate, plus a margin ranging from zero to 75 basis points depending on the ratio of the Company's Leverage Ratio as calculated on the last day of the most recently reported fiscal quarter. At the Company's option, borrowings under the Amended Credit Facility may bear interest based on the Eurodollar rate plus a margin ranging from 125 to 225 basis points depending on the Company's Leverage Ratio. In addition, commitment fees of 30 to 50 basis points, also depending on the Leverage Ratio, are payable quarterly on the unused portion of the borrowing capacity. The Amended Credit Facility contains a provision for standby letters of credit up to $10 million.

          Subsequent to September 30, 1998 and through November 13, 1998, the Company completed six additional acquisitions (the "Additional Acquisitions") for approximately $18.2 million in cash and 596,591 shares of Common Stock. Annualized revenues from the Additional Acquisitions were $36.0 million. All of the Additional Acquisitions will be accounted for under the purchase method of accounting.

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

  RESULTS OF OPERATIONS

    On June 9, 1998, the Company acquired the Founding Companies in connection with its initial public offering. For financial statement presentation, however, Trees was identified as the "accounting acquiror." Accordingly, the accompanying historical financial information included herein represents (i) the historical results of Trees from January 1, 1997, (ii) the retroactive restatement to January 1, 1997 of one of the Pooled Companies, (iii) the acquisition of the remaining Founding Companies effective June 9, 1998, and (iv) the acquisition of the Purchased Companies and one of the Pooled Companies, which was deemed to be immaterial, from their respective acquisition dates. In addition, the Historical Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 1998 reflect income taxes provided at the statutory federal and state income tax rates prior to non-deductible goodwill amortization.

     The pro forma combined financial information for the three- and nine-months ended September 30, 1998 and 1997 includes (i) the results of LANDCARE combined with the Founding Companies as if the Mergers had occurred at the beginning of the period, (ii) the retroactive restatement to January 1, 1997 of one of the Pooled Companies, and (iii) the acquisition of the Purchased Companies and one of the Pooled Companies from their respective acquisition dates. The pro forma financial information includes the effects of (i) the IPO, (ii) the Mergers,
(iii) certain reductions in salaries and benefits paid to the former owners of the Acquired Companies to which they agreed prospectively, (iv) certain reductions in lease expense paid to the former owners of the Acquired Companies to which they agreed prospectively, (v) elimination of non-recurring, non-cash compensation charges related to shares of Common Stock issued to management,
(vi) amortization of goodwill resulting from the Mergers and the Purchased Companies, (vii) decreases in interest expense resulting from the repayment of substantially all of the Founding Companies' outstanding debt and refinancing certain of the Purchased and Pooled Companies' existing debt, and (viii) adjustments to the provisions for federal and state income taxes. The pro forma financial information may not be comparable to and may not be indicative of the Company's post-acquisition results of operations because the Founding Companies were not under common control or management.

    Interim results may also be materially affected by the timing and magnitude of acquisitions, assimilation costs, gain or loss of a material customer and variations in the services provided. Accordingly, the Company's operating results for any three-month or nine-month period are not necessarily indicative of the results that may be achieved for any subsequent three-month or nine-month period or for a full fiscal year.

PRO FORMA COMBINED RESULTS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

    The following table sets forth certain selected pro forma combined financial data and such data as a percentage of pro forma combined revenues for the periods indicated:

                                                   PRO FORMA COMBINED
                                                THREE MONTH PERIOD ENDED
                                                      SEPTEMBER 30
                                       -----------------------------------------
                                              1998                   1997
                                       ------------------     ------------------
                                               (dollars in thousands)
Revenues .........................     $55,470     100.0%     $35,182     100.0%
Cost of services .................      43,210      77.9       27,758      78.9
                                       -------     -----      -------     -----
     Gross profit ................      12,260      22.1        7,424      21.1
Selling, general and
  administrative expenses ........       7,190      13.0        4,246      12.1
Goodwill amortization ............         417       0.8          314       0.9
                                       -------     -----      -------     -----
Income from operations ...........       4,653       8.3        2,864       8.1
Interest and other expense,
  net ............................         411       0.7           32       0.1
                                       =======     =====      =======     =====
Income before income taxes .......     $ 4,242       7.6%     $ 2,832       8.0%
                                       =======     =====      =======     =====

    REVENUES. The Company's pro forma combined revenues increased by $20.3 million, or 57.7%, to $55.5 million for the three months ended September 30, 1998 from $35.2 million for the corresponding period of 1997 due primarily to an increase of $10.8 million associated with the acquisition of the Purchased Companies. Pro forma combined maintenance revenues for utility line clearing at Trees increased by $3.4 million between the periods due primarily to the addition of two new contracts during 1998 and the expansion of several other contracts by utility customers. The Company's pro forma combined landscape maintenance revenues increased by $2.7 million, principally due to: (i) the acquisition by Arteka of two companies during December 1997 whose operations are exclusively maintenance; (ii) the acquisition of Clean Cut which was accounted for as a pooling-of-interests; and (iii) the addition of new landscape maintenance contracts at Four Seasons and Southern Tree. The Company's pro forma combined landscape installation revenues increased by $3.3 million between the periods, which increase was primarily attributable to (i) early startup of installation projects during 1998 at Church and Arteka; (ii) the addition of Clean Cut; and (iii) the inclusion of several large installation projects of Southern Tree, Ground Control and Desert Care.

    GROSS PROFITS. The Company's pro forma combined gross profit increased by $4.8 million, or 65.1%, to $12.3 million for the three months ended September 30, 1998 from $7.4 million for the corresponding period of 1997. As a percentage of pro forma combined revenues, pro forma combined gross profit increased to 22.1% for the three months ended September 30, 1998 from 21.1% for the corresponding period of 1997. The margin increase was primarily due to (i) budget increases on several utility line clearing contracts at Trees resulting in higher overtime billings; (ii) an increase in maintenance contracts at Four Seasons' two newest branches, which were opened during late 1996 and early 1997;
(iii) savings realized on workers compensation and general liability insurance as a result of LandCARE's group insurance program; and (iv) the implementation of cost control measures at Clean Cut during 1998 which resulted in lower overtime pay.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Pro forma combined selling, general and administrative expenses increased by $2.9 million to $7.2 million for the three months ended September 30, 1998 from $4.3 million for the corresponding period of 1997 primarily due to an increase of $2.1 million related to the addition of the Purchased Companies and corporate overhead for which no amount was included in 1997. Corporate overhead is comprised primarily of salaries of the LandCARE corporate staff and professional fees associated with being a public company. In addition, combined selling, general and administrative expenses increased at the Founding Companies due to an increase at Arteka related to the two acquisitions completed during December 1997 and the inclusion of additional sales personnel at Southern Tree. As a percentage of pro forma combined revenues, pro forma combined selling, general and administrative expenses increased to 13.0% for the three months ended September 30, 1998 from 12.1% for the corresponding period of 1997.

    INTEREST AND OTHER EXPENSE, NET. Pro forma combined interest and other expense, net, increased by $0.4 million in the three month period ended September 30, 1998 compared to the corresponding period of 1997 primarily due to an increase in outstanding borrowings under the Company's Credit Facility used primarily to fund the cash portion of the purchase price of the acquisitions completed during 1998.

PRO FORMA COMBINED RESULTS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

    The following table sets forth certain selected pro forma financial data as a percentage of pro forma revenues for the periods indicated:


                                                     PRO FORMA
                                              NINE MONTH PERIOD ENDED
                                                    SEPTEMBER 30
                                      -----------------------------------------
                                            1998                    1997
                                      ------------------    -------------------
                                                (dollars in thousands)
Revenues .........................    $129,832    100.0%    $ 96,728     100.0%

Cost of services .................     101,321     78.0       76,717      79.3
                                      --------    -----     --------     -----
     Gross profit ................      28,511     22.0       20,011      20.7
Selling, general and
  administrative expenses ........      17,390     13.4       12,301      12.7
Goodwill
  amortization ...................       1,036      0.8          943       1.0
                                      --------    -----     --------     -----
Income from operations ...........      10,085      7.8        6,767       7.0
Interest and other expense,
  net ............................         398      0.3         (628)     (0.6)
                                      ========    =====     ========     =====
Income before income taxes .......    $  9,687      7.5%    $  7,395       7.6%
                                      ========    =====     ========     =====


    REVENUES. The Company's pro forma combined revenues increased by $33.1 million, or 34.2%, to $129.8 million for the nine months ended September 30, 1998 from $96.7 million for the corresponding period of 1997, including an increase of $10.8 million associated with the acquisition of the Purchased Companies. The Company's pro forma combined landscape maintenance revenues increased by $6.6 million due primarily to: (i) the addition of new maintenance contracts at Four Seasons, Clean Cut and Southern Tree; (ii) an increase in commercial tree services at Four Seasons; and (iii) the acquisition by Arteka of two landscape maintenance companies during December 1997. Pro forma combined maintenance revenues for utility line clearing at Trees increased by $9.9 million between the periods due primarily to the addition of two new contracts during 1998 and the expansion of several other contracts by utility customers. The Company's pro forma combined landscape installation revenues increased by $5.8 million due primarily to (i) the inclusion of several large installation jobs at Church, Ground Control, and Southern Tree and (ii) the earlier startup of installation work by Church and Arteka due to mild winter conditions in the Midwest during early 1998.


    GROSS PROFIT. The Company's pro forma combined gross profit increased by $8.5 million, or 42.5%, to $28.5 million for the nine months ended September 30, 1998 from $20.0 million for the corresponding period of 1997. As a percentage of pro forma combined revenues, pro forma combined gross profit increased to 22.0% for the nine months ended September 30, 1998 from 20.7% for the same period of 1997. The margin increase was primarily due to: (i) budget increases on several line clearing contracts at Trees resulting in higher overtime billings; (ii) the addition of new maintenance contracts at Four Seasons' two newest branches;
(iii) savings realized by the Acquired Companies as a result of LandCARE'S group insurance program; and (iv) the implementation of cost control measures at Clean Cut which resulted in lower overtime pay. The gross margins were adversely affected by inefficiencies related to weather at Desert Care and Ground Control and scheduling delays on a major installation project at Ground Control.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Pro forma combined selling, general and administrative expenses increased by $5.1 million, or 41.4%, to $17.4 million for the nine months ended September 30, 1998 from $12.3 million for the corresponding period of 1997. As a percentage of pro forma combined revenues, pro forma combined selling, general and administrative expenses increased to 13.4% for the nine months ended September 30, 1998 from 12.7% for the corresponding period of 1997. The increase in pro forma combined selling, general and administrative expenses was primarily due to (i) an increase of $2.1 million resulting from the acquisition of the Purchased Companies; (ii) an increase of $1.8 million resulting from the establishment of the LandCARE corporate office for which no costs were included in 1997; (iii) the addition of sales and administrative personnel at Church and Southern Tree; and (iv) an increase at Arteka related to the two acquisitions completed during December 1997.

    INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net, increased by $1.0 million in the nine month period ended September 30, 1998 compared to the corresponding period of 1997 primarily due to an increase in outstanding borrowings under the Company's Credit Facility used primarily to fund the cash portion of the purchase price of the Purchased Companies. In addition, Trees received a non-recurring insurance settlement totaling $0.5 million during 1997.

HISTORICAL RESULTS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

    The following discussion includes (i) the historical results of Trees from January 1, 1997; (ii) the retroactive restatement to January 1, 1997 of one of the Pooled Companies; (iii) the acquisition of the Founding Companies effective June 9, 1998; and (iv) the acquisition of the Purchased Companies and one of the Pooled Companies, which was deemed to be immaterial, from their respective acquisition dates. The following table sets forth certain selected historical financial data and such data as a percentage of historical revenues for the periods indicated:

                          THREE MONTHS ENDED SEPTEMBER 30              NINE MONTHS ENDED SEPTEMBER 30
                       -------------------------------------------------------------------------------
                          1998         %      1997        %      1998         %      1997          %
                       --------     ------  -------     -----  --------     -----  --------      -----
                                              (DOLLARS IN THOUSANDS)
Revenues ...........   $ 55,470     100.0% $ 17,339     100.0% $101,908     100.0% $ 47,998      100.0%
                                                                                                  84.1
Cost of services ...     43,210      77.9    14,626      84.4    80,496      79.0    40,384
                       --------     -----  --------     -----  --------     -----  --------      -----

  Gross profit .....     12,260      22.1     2,713      15.6    21,412      21.0     7,614       15.9
Selling, general and
  administrative ...      7,213      13.0     1,455       8.4    12,573      12.3     4,961       10.3
Goodwill
  amortization .....        417       0.8      --      --           520       0.5      --       --
                       --------     -----  --------     -----  --------     -----  --------      -----
  Income from
    operations .....      4,630       8.3     1,258       7.2     8,319       8.2     2,653        5.6
Interest and other
expense, net .......        411       0.7        98       0.5       641       0.7      (216)      (0.4)
                       --------     -----  --------     -----  --------     -----  --------      -----
Income before income
taxes ..............   $  4,219       7.6% $  1,160       6.7% $  7,678       7.5% $  2,869        6.0%
                       ========     =====  ========     =====  ========     =====  ========      =====

    REVENUES. Historical revenues increased to $55.5 million and $101.9 million for the three- and nine-months ended September 30, 1998, respectively, from $17.3 million and $48.0 million for the three- and nine-month periods ended September 30, 1997, respectively, primarily due to the acquisition of the Founding and Purchased Companies. Excluding the acquisition of the Founding and Purchased Companies, revenues increased between the corresponding periods due to the addition of new utility line clearing contracts and the expansion of several other contracts by utility customers at Trees and an increase in landscape maintenance and installation jobs at Clean Cut.

    GROSS PROFIT. Gross profit increased to $12.3 million and $21.4 million for the three- and nine-month periods ended September 30, 1998, respectively, from $2.7 million and $7.6 million for the three- and nine-months ended September 30, 1997, respectively, primarily due to the acquisition of the Founding and Purchased Companies. Excluding the acquisition of the Founding and Purchased Companies, gross profit increased due to the inclusion of overtime on two utility line clearing contracts at Trees. In addition, cost control measures were implemented at Clean Cut during 1998, which reduced the amount of overtime pay resulting in improved margins. As a percentage of revenues, gross profit increased to 22.1% and 21.0% for the three- and nine-month periods ended September 30, 1998, respectively, from 15.6% and 15.9% for the three and nine months ended September 30, 1997, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $7.2 million and $12.6 million for the three-month and nine-month periods ended September 30, 1998, respectively, from $1.5 million and $5.0 million for the three-month and nine-month periods ended September 30, 1997, respectively, primarily due to the acquisition of the Founding and Purchased Companies and the addition of LandCARE's corporate overhead. Corporate overhead is comprised of LandCARE corporate salaries and professional fees associated with being a public company.

    INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net, increased to an expense of $0.4 million in the three-month period ended September 30, 1998, from an expense of $0.1 million in corresponding period of 1997. For the nine-month period ended September 30, 1998, interest and other expense, net, totaled $0.6 million compared to income of $0.2 million in the corresponding period of 1997. The increase is primarily related to an increase in interest expense resulting from an increase in outstanding debt under the Credit Facility. In addition, Trees received a non-recurring insurance settlement during 1997 totaling $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES - HISTORICAL.

    As of September 30, 1998, the Company had working capital of $23.7 million and $59.5 million of outstanding long-term debt (including $6.4 million of convertible subordinated notes). Net cash used in operating activities for the nine months ended September 30, 1998 totaled $1.3 million and included an increase in accounts receivable of $5.7 million resulting from increased billings associated with the Company's revenue growth and a decrease in accounts payable of $4.3 million. Net cash used in investing activities totaled $50.0 million for the nine months ended September 30, 1998, of which $42.9 million represents the cash consideration paid for the Founding and Purchased Companies (excluding Trees), net of cash acquired. Net cash provided by financing activities totaled $49.5 million for the nine months ended September 30, 1998 and was comprised of $37.1 million of net proceeds from the IPO and $50.7 million of borrowings under the Credit Facility. These amounts were offset by $29.9 million of debt repayments at the Acquired Companies and $8.0 million of distributions to Trees' stockholders representing the cash paid for Trees in the Merger.

    Effective June 9, 1998, the Company entered into a credit agreement with The First National Bank of Chicago NBD (the "Credit Facility"). The Credit Facility provided the Company with a revolving line of credit of up to $50 million, which could be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding Companies and financing future acquisitions, capital expenditures and working capital. During July 1998, the Credit Facility was amended to increase the borrowing capacity to $55 million and to add Bankers Trust Company and NationsBank, N.A. as co-lenders under the facility. The Credit Facility is secured by the stock of the Acquired Companies. As of September 30, 1998, the Company had outstanding borrowings under the Credit Facility totaling $49.8 million.

    During September 1998, the Company entered into a separate short-term revolving credit facility (the "Short-Term Facility") with NationsBank, N.A., as sole lender, for up to $20 million. During October 1998, the Short-Term Facility was amended to increase the borrowing capacity to $25 million. Borrowings under the Short-Term Facility bear interest on the same basis as the Credit Facility. There was no amount outstanding under the Short-Term Facility at September 30, 1998.

    On November 9, 1998, the Credit Facility was further amended to, among other things, increase the borrowing capacity available and to provide for additional banks to participate in the Credit Facility (the "Amended Credit Facility"). Under the Amended Credit Facility, the Company's borrowing capacity was increased to $110 million from $55 million. All amounts outstanding under the Credit Facility and the Short-Term Facility were paid off with the proceeds from the Amended Credit Facility, and the Credit Facility and the Short-Term Facility were cancelled. In addition, First Chicago NBD assigned its interest as administrative and collateral agent to NationsBank, N.A., and Bankers Trust Company became documentation agent of the Amended Credit Facility. Additionally, the number of banks participating in the facility increased from three to seven. Borrowings under the Amended Credit Facility bear interest at the bank's designated prime lending rate, plus a margin ranging from zero to 75 basis points depending on the ratio of the Company's total debt on the last day of the Company's most recently reported fiscal quarter to its earnings before interest, taxes, depreciation and amortization (the "Leverage Ratio"), as calculated on the last day of the most recently reported fiscal quarter. At the Company's option, borrowings under the Amended Credit Facility may bear interest based on the Eurodollar rate plus a margin ranging from 125 to 225 basis points depending on the Leverage Ratio. In addition, commitment fees of 30 to 50 basis points are payable quarterly on the unused portion of the borrowing capacity. The Amended Credit Facility contains a provision for standby letters of credit up to $10 million. The Amended Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain customary financial covenants, including a minimum net worth, leverage ratio and minimum fixed charge coverage ratio. The Amended Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable on November 9, 2001.

    On November 1, 1998 LandCARE and The ServiceMaster Company ("ServiceMaster") entered into a Plan of Reorganization and Agreement and Plan of Merger (the "Merger Agreement") pursuant to which LandCARE will become a subsidiary of ServiceMaster (the "ServiceMaster Merger"). The Merger Agreement is subject to LandCARE stockholder approval, regulatory approvals and certain other closing conditions and termination events. Under the terms of the Merger Agreement, ServiceMaster will exchange a fraction of a share of ServiceMaster common stock for each share of LandCARE Common Stock (the "Exchange Ratio"). The Exchange Ratio is based on a collar that adjusts the Exchange Ratio if the ServiceMaster Final Average Closing Price (defined below) exceeds $20.00 per share or is less than $16.36 per share, such that the value of LandCARE Common Stock will not be more than $11.00 per share and, subject to certain conditions, will not be less than $9.00 per share. The "Final Average Closing Price" is the average of the closing prices of ServiceMaster common stock on the New York Stock Exchange on the twenty consecutive trading days ending three trading days prior to the date of the LandCARE stockholder meeting held to consider the ServiceMaster Merger. If the Final Average Closing Price is more than $16.35 per share and not more than $20.00 per share, then the Exchange Ratio will be 0.55. If the Final Average Closing Price is more than $20.00 per share, then the Exchange Ratio will be adjusted to result in a value of LandCARE Common Stock of $11.00 per share. If the Final Average Closing Price is less than $16.36 per share, then ServiceMaster may elect to not permit the adjustment to the Exchange Ratio as discussed above, which would thereby result in the value of LandCARE Common Stock being less than $9.00 per share. In such event, LandCARE may elect to terminate the Merger Agreement. The ServiceMaster Merger is expected to be completed by the end of the first quarter of 1999.

    The Company intends to continue aggressively pursuing acquisition opportunities. It is believed that the ServiceMaster Merger will provide the Company with the liquidity required to continue its acquisition plan. If the Service Master Merger is not approved by the LandCARE stockholders, the Company will be required to seek additional sources of capital through one or more funding sources that may include borrowings under the Amended Credit Facility or offerings of debt and/or equity securities of the Company. In light of recent volatility in the debt and equity markets, the Company's ability to obtain additional capital in these markets may be impaired. Since the IPO, the Company's stock price has fluctuated from a high of $10.13 to a low of $5.00. If the Company's stock price were to decline for an extended period of time, the Company's ability to use its Common Stock for future acquisition consideration may be limited. Although management believes that the Company will generate sufficient cash flow from operations to fund its future operations, there can be no assurances that sufficient capital will be available to the Company at the time it is required or on terms acceptable to the Company, thereby curtailing the Company's aggressive acquisition plan.

    YEAR 2000 COMPLIANCE. Numerous computer programs and electronic circuitry components that rely on two-digit date codes rather than four-digit date codes may be unable to differentiate between the years 1900 and 2000. If not corrected, many of these computer programs and applications and date-sensitive devices could fail or produce erroneous results when processing dates after December 31, 1999 (the "Year 2000 Issue"). The Year 2000 Issue affects virtually all companies and organizations, including the Company.

    The Company uses a number of information technology ("IT") applications in its operations, including computer networking systems, accounting and financial reporting applications and other general office use applications. The Company also employs numerous non-IT devices with embedded electronic circuits in its operations, including landscape installation and maintenance equipment, elevators, building security systems, and voice mail and other communication systems. Both the IT and non-IT systems and devices used by the Company could fail as a result of the Year 2000 Issue.

    The Company has engaged a Houston-based consulting firm (the "Consulting Firm") to assist the Company in developing and implementing a plan to achieve Year 2000 compliance (the "Year 2000 Plan") for both the IT systems and non-IT systems and devices used by the Company. The Company expects that its final Year 2000 Plan will consist of the following phases: (i) inventory and assessment;
(ii) remediation; and (iii) testing/validation. As it works with the Consulting Firm on the development of its final Year 2000 Plan, the Company is currently in the inventory and assessment phase for both its IT and non-IT systems and for identifying material third-party Year 2000 readiness.

    The Consulting Firm is currently auditing IT and non-IT systems and devices at representative Company facilities. Specifically, the Consulting Firm is performing the following audit functions at such representative facilities: (i) reviewing hardware, software, user-developed systems and spreadsheets and other computer equipment for Year 2000 compliance; (ii) identifying Year 2000 risks associated with the non-IT systems and devices used by the Company; (iii) creating a list of vendors and other third parties with whom the Company has a material relationship to be contacted regarding their own Year 2000 readiness; and (iv) developing models for assessing and addressing the Company's Year 2000 risks. The Consulting Firm's final report, which the Company expects will be completed in November 1998, will include an analysis of the current state of the Company's systems, the Company's Year 2000 risks, recommendations for system changes and assessment of third-party readiness, remediation cost estimates, and a detailed implementation timetable for remediating non-compliant systems and devices and post-remediation testing. The Company expects to finalize development of its Year 2000 Plan by December 1998 and believes that it can fully implement the remediation and testing phases of this Year 2000 Plan prior to the end of 1999. If the Consulting Firm is unable to complete its audit and/or deliver its final report to the Company under the anticipated schedule, the Company's ability to fully implement a final Year 2000 Plan could be jeopardized.

    The Company has agreed to pay the Consulting Firm approximately $31,000 in fees relating to their audit of Company facilities and development of the Company's Year 2000 Plan. The Company has paid the Consulting Firm $15,000 in fees to date and will pay the balance of the fees when the Consulting Firm delivers its final report to the Company. Until it receives the final report from the Consulting Firm detailing the scope of the Company's Year 2000 risks and setting out the Consulting Firm's remediation cost estimates, the Company cannot fully estimate the extent of costs relating to achieving Year 2000 compliance. Based on the information currently available to it and its assessment efforts to date, the Company has budgeted expenditures aggregating $750,000 to achieve full Year 2000 compliance. The Company has not deferred any normally scheduled information systems and technology projects as a result of the Year 2000 Issue. The Company's currently-budgeted Year 2000 expenditures do not include any amounts that might be required to be expended if any of the Company's principal suppliers or other critical vendors do not achieve Year 2000 readiness on a timely basis. The Company believes, however, that any additional costs associated with its Year 2000 Plan or any costs that might be associated with partial or incomplete Year 2000 compliance (on the part of the Company or third parties with whom it has a material relationship) will not have a material adverse effect on the Company's financial condition or operations.

    The Company believes that few, if any, of its computer applications or equipment containing embedded date-sensitive devices constitute functions critical to the Company's ongoing daily operations. The pervasiveness of the Year 2000 Issue nonetheless makes it likely that previously unidentified issues will require remediation and testing during the ordinary course of business in the early months of 2000. In such case, the Company believes that transactions could be processed manually while IT and other systems are remediated and that such interruptions would have only a minor effect on the Company's operations. If all the Company's principal suppliers were not Year 2000 compliant, the Company believes that any resulting product delivery delays or other disruptions could have a material adverse effect on the Company's financial condition or operations. Prolonged loss of electrical power, telephone line service or other basic business services could have a material adverse effect on the Company's financial condition or operations.

    The Company expects to develop various contingency plans in connection with implementing its overall Year 2000 Plan. The Company expects that the the Consulting Firm final report will outline the Company's worst-case scenarios and make recommendations for creation of various contingency plans in the event of such worst-case scenarios.

    SEASONALITY AND CYCLICALITY. The Company has experienced and expects to continue to experience variability in revenue and net income as a result of the seasonal nature of the Company's business. Generally, the Company's revenues from installation projects are concentrated during the warmer months of April to October. Revenues from maintenance contracts remain relatively constant throughout the year, except in colder climates where landscape maintenance contracts typically do not generate revenues in the winter unless snow removal is contracted for by the customer. As a result, the gross margin from landscape maintenance contracts can vary seasonally because the Company recognizes revenues from the monthly payments from its landscape maintenance services in full when they are due, rather than in proportion to the work performed. The Company generally reports higher profit margins from landscape maintenance services during winter months and significantly lower profit margins during peak service periods in late spring and summer. The Company has not performed an analysis to estimate the impact of accounting for revenue in proportion to the work performed as compared with accounting for revenue from the monthly payments from its landscape maintenance services in full when they are due; however, the Company believes that combined gross margins would not have been or expect to be materially different than historical actual gross margins. Most line clearing contracts are not affected by seasonality. Line clearing contracts typically have a lower gross profit margin than landscape maintenance and installation services. Historically, the Founding Companies' maintenance services have not been cyclical and have not been significantly affected by changes in economic conditions. However, the Founding Companies' landscape services operations have experienced significant fluctuations based on weather, economic conditions, the commercial real estate market and other factors beyond the control of the Company. The Founding Companies collectively have a geographically broad customer mix which may tend to mitigate regional seasonal and cyclical trends. There can be no assurance, however, that period-to-period differences will not occur in the future or that pronounced cyclical or seasonal patterns will not emerge.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

      2.1 - Plan of Reorganization and Agreement and Plan of Merger dated November 1, 1998, by and among LandCARE USA, Inc. (the "Company"), The ServiceMaster Company and SVM Acquisition Corporation (filed herewith).

      3.1 - Amended and Restated Certificate of Incorporation of LandCARE USA, Inc., as amended. (Filed as Exhibit 3.1 to the Registration Statement on Form S-1 declared effective on June 4, 1998, and is incorporated herein by reference in its entirety (File No. 333-48215)).

      3.2 - Bylaws of LandCARE USA, Inc., as amended. (Filed as Exhibit 3.2 to the Registration Statement on Form S-1 declared effective on June 4, 1998, and is incorporated herein by reference in its entirety (File No. 333-48215)).

      4.1 - Form of Certificate Evidencing Ownership of Common Stock of LandCARE USA, Inc. (Filed as Exhibit 4.1 to the Registration Statement on Form S-1 declared effective on June 4, 1998, and is incorporated herein by reference in its entirety (File No. 333-48215)).

      4.2 - Form of Convertible Subordinated Note of the Company (filed herewith).

      10.1- Agreement and Plan of Merger dated August 3, 1998, by and among the Company, Desert Care Landscaping, Inc., Continental Landscape Management, Inc. and Aaron Eubank (filed herewith).

      10.2- Agreement and Plan of Merger dated August 4, 1998, by and among the Company, LW Acquisition Corp., Landscape West, Inc. and Barry Konier (filed herewith).

      10.3- Agreement and Plan of Merger dated August 4, 1998, by and among the Company, Ground Control Landscaping, Inc., Gator & Gator Landscaping Company and the stockholders named therein (filed herewith).

      10.4- Agreement and Plan of Merger dated August 5, 1998, by and among the Company, CCI Acquisition Corp., Clean Cut, Inc. and the stockholders named therein (filed herewith).

      10.5- Agreement and Plan of Merger dated August 5, 1998, by and among the Company, HI Acquisition Corp., Horticultural Industries, Inc. and William H. Davoli (filed herewith).

      10.6- Stock Purchase Agreement dated August 10, 1998 by and among the
            Company, Landscape Resources, Inc. and Stephen W. Barley (filed herewith).

     10.7 - Agreement and Plan of Merger dated August 14, 1998, by and among the Company, RLC Acquisition Corp., R.L. Company, Inc. and Lebo Newman (filed herewith).

      10.8- Agreement and Plan of Merger dated August 27, 1998, by and among the Company, Artse Acquisition Corp., Arteka Southeast Corporation and Karen Corcoran (filed herewith).

      10.9- Stock Purchase Agreement dated September 3, 1998, by and among the Company, Greentree Incorporated of Georgia and the stockholders named therein (filed herewith).

     10.10- Stock Purchase Agreement dated September 3, 1998, by and among the
            Company, Carolina Landscape Management, Inc. and the stockholders named therein (filed herewith).

     10.11- Stock Purchase Agreement September 3, 1998, by and among the
            Company, Nashville Landscape Management, L.L.C. and the stockholders named therein (filed herewith).

     10.12- Stock Purchase Agreement dated September 3, 1998, by and among the
            Company, Memphis Landscape Management, L.L.C. and the stockholders named therein (filed herewith).

     10.13- Stock Purchase Agreement dated September 4, 1998, by and among the
            Company, Pacific Environmental Landscape Maintenance, Inc. and the stockholders named therein (filed herewith).

     10.14- Agreement and Plan of Merger dated September 18, 1998, by and among the Company, LNI Acquisition Corp., Lighthouse Nursery, Inc. and Ken Clegg (filed herewith).

     10.15- Stock Purchase Agreement dated September 22, 1998, by and among the Company, Schumacher Landscaping, Inc. and the stockholders named therein (filed herewith).

     10.16- Stock Purchase Agreement dated October 25, 1998, by and among the
            Company, Landtrends, Inc. and the stockholders named therein (filed herewith).

     10.17- Stock Purchase Agreement dated October 25, 1998, by and among the
            Company, Miramar Wholesale Nurseries, Inc., and the stockholders named therein (filed herewith).

     10.18- Stock Purchase Agreement dated October 26, 1998, by and among the
            Company, Real Property Maintenance, Inc. and the stockholders named therein (filed herewith).

     10.19- Agreement and Plan of Merger dated November 9, 1998, by and among the Company, AGM Acquisition Corp., Albuquerque Grounds Maintenance, Inc. and Sandra Lee Weaver (filed herewith).

     10.20- Agreement and Plan of Merger dated November 9, 1998 by and among the Company, Goldbear Acquisition Corp., Golden Bear Arborists, Inc., Realgreen Gardening, Inc. and the stockholder named therein (filed herewith).

     10.21- Amended and Restated Credit Agreement dated as of November 9,
            1998, by and among the Company, the lenders named therein, Bankers Trust Company as Documentation Agent, NationsBank, N.A. as Administrative and Collateral Agent and the Bank of Nova Scotia as Co-Agent (filed herewith).

     10.22- Revolving Credit Promissory Note dated September 30, 1998 by an among the Company and NationsBank, N.A. as lender (filed herewith)

     10.23- Replacement Revolving Promissory Note dated October 30, 1998 by and among the Company and NationsBank, N.A. as lender (filed herewith)

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


                                     LANDCARE USA, INC.



                                     By: /s/ PETER C. FORBES
Date:  November 16, 1998                     Peter C. Forbes
                                             Senior Vice President and Chief
                                             Financial Officer (Principal
                                             Accounting Officer)